Form 10QSB
period 2000-09-30
HUILE OIL & GAS INC
filed 2000-11-09
CIK 1119337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-31039


                             HUILE' OIL & GAS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                        88-0438869
    -------------------------------                      ----------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)



      1105 Terminal Way, Suite 202
             Century Park
             Reno, Nevada                                         89502
-----------------------------------------                       ---------
(Address of principal executive offices)                        (Zip Code)

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At September 30, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
ACCOUNTANT'S LETTER                                                            3
--------------------------------------------------------------------------------

BALANCE SHEET - ASSETS                                                         4
--------------------------------------------------------------------------------

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                           5
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS                                                      6-7
--------------------------------------------------------------------------------

STATEMENT OF STOCKHOLDERS' EQUITY                                              8
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS                                                     9-10
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                              11-15
--------------------------------------------------------------------------------

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                               October 2, 2000
HUILE' OIL & GAS, INC.
Las Vegas, Nevada

        I have audited the accompanying Balance Sheets of HUILE' OIL & GAS, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period October 24, 1997, (inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUILE' OIL & GAS, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period October 24, 1997, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS

                                                   9 Mos. Ended      Year Ended
                                                   Sep. 30,2000     Dec.31, 1999
                                                   ------------     ------------
CURRENT ASSETS                                     $          0     $          0
                                                   ------------     ------------
     TOTAL CURRENT ASSETS                          $          0     $          0
                                                   ------------     ------------
OTHER ASSETS                                       $          0     $          0
                                                   ------------     ------------
     TOTAL OTHER ASSETS                            $          0     $          0
                                                   ------------     ------------
     TOTAL ASSETS                                  $          0     $          0
                                                   ------------     ------------


    The accompanying notes are an integral part of these financial statements

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  9 Mos. Ended      Year Ended
                                                  Sep. 30,2000     Dec.31, 1999
                                                  ------------     ------------
CURRENT LIABILITIES
Officers Advances (Note #8)                       $     22,210     $          0
                                                  ------------     ------------
   TOTAL CURRENT LIABILITIES                      $     22,210     $          0
                                                  ------------     ------------
STOCKHOLDERS EQUITY (Note #4)

Common stock, no par value
authorized 25,000 shares
issued and outstanding at
December 31, 1999 - 21,000 shares                                  $      2,100

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
September 30, 2000 - 2,100,000 shares             $      2,100

Additional paid in Capital                                   0                0

Accumulated deficit during
the development stage                                  -24,310           -2,100
                                                  ------------     ------------

   TOTAL STOCKHOLDERS' EQUITY
                                                  $    -22,210     $          0
                                                  ------------     ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY                            $          0     $          0
                                                  ------------     ------------


    The accompanying notes are an integral part of these financial statements

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS

                                                 3 Mos. Ended     3 Mos. Ended      9 Mos. Ended     9 Mos. Ended
                                                   Sep. 30,         Sep. 30,          Sep. 30,         Sep. 30,
                                                     2000             1999              2000             1999
                                                 ------------     ------------      ------------     ------------
REVENUE                                          $          0     $          0      $          0     $          0
                                                 ------------     ------------      ------------     ------------
EXPENSES
    General, Selling
    and Administrative                           $     21,875     $          0      $     22,210     $          0
                                                 ------------     ------------      ------------     ------------
    Total Expenses                               $     21,875     $          0      $     22,210     $          0
                                                 ------------     ------------      ------------     ------------
Net Profit/Loss (-)                              $    -21,875     $          0      $     22,210     $          0
                                                 ------------     ------------      ------------     ------------
Net Loss per share -
 Basic and diluted
 (Note #2)                                       $     -.0104     $        NIL      $     -.0106     $        NIL
                                                 ------------     ------------      ------------     ------------
Weighted average
number of common
shares outstanding                                  2,100,000        2,100,000         2,100,000        2,100,000
                                                 ------------     ------------      ------------     ------------


    The accompanying notes are an integral part of these financial statements

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)

                                                                                                     Oct.24, 1997
                                                                   Year Ended        Year Ended      (Inception)
                                                                  December 31,      December 31,      to Sep. 30,
                                                                      1999              1998             2000
                                                                  ------------      ------------     ------------
REVENUE
                                                                  $          0      $          0     $          0
                                                                  ------------      ------------     ------------
EXPENSES
    General, Selling
    and Administrative                                            $          0      $          0     $     24,310
                                                                  ------------      ------------     ------------
    Total Expenses                                                $          0      $          0     $     24,310
                                                                  ------------      ------------     ------------
Net Profit/Loss (-)                                               $          0      $          0     $     24,310
                                                                  ------------      ------------     ------------
Net Loss per share -
 Basic and diluted
 (Note #2)                                                        $        NIL      $        NIL     $     -.0116
                                                                  ------------      ------------     ------------
Weighted average
number of common
shares outstanding                                                   2,100,000         2,100,000        2,100,000
                                                                  ------------      ------------     ------------


    The accompanying notes are an integral part of these financial statements

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Additional      Accumu-
                                                                 Common        Stock        paid-in        lated
                                                                 Shares        Amount       Capital       Deficit
                                                               ----------     --------    ----------      --------
Balance,
December 31, 1998                                                  21,000     $  2,100    $        0      $ -2,100

Net loss year ended
December 31, 1999                                                                                                0
                                                               ----------     --------    ----------      --------
Balance,
December 31, 1999                                                  21,000     $  2,100    $        0      $ -2,100

April 24, 2000
Changed from no par
value to $0.001                                                                 -2,079        +2,079

April 24, 2000
Forward stock split
100:1                                                           2,079,000       +2,079        -2,079

Net Loss
January 1, 2000, to
September 30, 2000                                                                                         -22,210
                                                               ----------     --------    ----------      --------
Balance,
September 30, 2000                                              2,100,000     $  2,100    $        0      $-24,310
                                                               ----------     --------    ----------      --------


    The accompanying notes are an integral part of these financial statements

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                                 3 Mos. Ended     3 Mos. Ended      9 Mos. Ended     9 Mos. Ended
                                                   Sep. 30,         Sep. 30,          Sep. 30,         Sep. 30,
                                                     2000             1999              2000             1999
                                                 ------------     ------------      ------------     ------------
Cash Flow from
Operating Activities
Net Loss                                         $    -21,875     $          0      $    -22,210     $          0

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                     +21,875                0           +22,210                0
                                                 ------------     ------------      ------------     ------------
Net cash used in
operating Activities                             $          0     $          0      $          0     $          0

Cash Flows from
Investing Activities                                        0                0                 0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                       0                0                 0                0
                                                 ------------     ------------      ------------     ------------
Net increase/decrease
in cash                                          $          0     $          0      $          0     $          0

Cash,
beginning of period                                         0                0                 0                0
                                                 ------------     ------------      ------------     ------------
Cash,
end of period                                    $          0     $          0      $          0     $          0
                                                 ------------     ------------      ------------     ------------


    The accompanying notes are an integral part of these financial statements

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                                     Oct.24, 1997
                                                                   Year Ended        Year Ended      (Inception)
                                                                  December 31,      December 31,      to Sep. 30,
                                                                      1999              1998             2000
                                                                  ------------      ------------     ------------
Cash Flow from
Operating Activities
Net Loss                                                          $          0      $          0     $    -24,310

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                                            0                 0          +22,210
                                                                  ------------      ------------     ------------
Net cash used in
operating Activities                                              $          0      $          0     $     -2,100

Cash Flows from
Investing Activities                                                         0                 0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                                        0                 0           +2,100
                                                                  ------------      ------------     ------------
Net increase/decrease
in cash                                                           $          0      $          0     $          0

Cash,
beginning of period                                                          0                 0                0
                                                                  ------------      ------------     ------------
Cash,
end of period                                                     $          0      $          0     $          0
                                                                  ------------      ------------     ------------


    The accompanying notes are an integral part of these financial statements

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000, and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized October 24, 1997, under the laws of the State of Nevada as HUILE' OIL & GAS, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

                The Company records income and expenses on the accrual method.

        Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

                Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

        Reporting on Costs of Start-Up Activities

                Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

        Year End

                The Company has selected December 31st as its year-end.

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Year 2000 Disclosure

                The Y2K issue had no effect on this Company.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                Net operation loss carry forward          $2,100
                Valuation allowance                       $2,100

                Net deferred tax asset                    $    0


        The federal net operating loss carry forward will expire in 2016 and 2019.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of HUILE' OIL & GAS, INC. consists of 25,000,000 shares with a par value of $0.001 per share.

        Preferred Stock

        The Company has no Preferred Stock.

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

        On October 24,1997, the company issued 21,000 shares of its no par value common stock in consideration of $2,100.00, in cash.

        On April 24, 2000, the State of Nevada approved the Company's restated Articles of Incorporation, which increased it capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

        On April 24, 2000, the Company forward split its common stock 100:1, thus increasing the issued and outstanding stock of the corporation from 21,000 to 2,100,000 common shares.


NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE 8 - OFFICERS ADVANCES

        While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company has not commenced business activities and has no assets or operations. The Company has had no preliminary negotiations to effectuate a business combination.

        The Company is dependent upon its officers to meet any de minimis costs which it may occur. Richard O. Hassan, Jr., an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

        In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

        This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

        The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ................................................ None

Item 2 - Changes in the Rights of the Company's
         Security Holders ................................................. None

Item 3 - Defaults by the Company on its
         Senior Securities ................................................ None

Item 4 - Submission of Matter to Vote of Security
         Holders .......................................................... None

Item 5 - Other Information

        (a) Board Meeting

        The board held one meeting during the current quarter, which was a special meeting by written consent.

        (b) Committees

        The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

        Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

        The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the period then ended.

        (c) Other

        The Company has been informed that in the opinion of a member of the staff of the Securities and Exchange Commission, the Rule 144 "absolute" safe harbor, as last amended in Release 33-7759, effective January 24, 2000, 64 F.R. 61382, may not be available to so-called "blank check" or "shell" companies, notwithstanding the legislative mandate contained in said rule. The Rule 144 "absolute" safe harbor provides that any person who sells restricted securities shall be deemed not to be engaged in a distribution of such securities and therefore not an underwriter thereof, if the sale is made in accordance with all of the conditions of the rule. The rule also provides that any person who sells restricted securities on behalf of such person in a control relationship with the issuer shall be deemed not to be engaged in a distribution or sale of securities and therefore not an underwriter thereof, if the sale is made in accordance with all of the conditions of the rule. Responsible officers of the Securities and Exchange Commission and the NASD Regulators, Inc. have purportedly attempted to interpret Rule 144 to limit or eliminate the statutory safe harbor. A request from the NASD Regulators, Inc. for guidance (including a request for an opinion) provided a series of scenarios and the Securities and Exchange Commission's response to the questions proffered created an unjustified dichotomy for treating similarly situated shareholders in different purpose entities holding restricted securities who are not promoters or affiliates that wish to resell restricted or non-restricted securities and comply with the rules promulgated under the Act. Contrary to the mandate and position contained in the Preliminary Note to Rule 144 and the rule itself, the response to the request for guidance seems to advance the position that the rule is not available for resale transactions, regardless of technical compliance, because the resale transactions appear to be designed to distribute or redistribute securities to the public without compliance with the Act. The series of scenarios - hypothetical facts (deemed to be representations) and the response thereto assumed that the selling shareholders are promoters, affiliates and/or underwriters of a "blank check" or "shell" company issuer wherein technical compliance with said rule is not enough.

        The Company has been further informed that the Securities and Exchange Commission will not issue "no action" letters relating to the resale of securities, i.e., a person who has acquired shares of stock in a Section 4(2) transaction under the Securities Act of 1933, as amended, and who offers and sells the restricted securities without complying with Rule 144 is to be put on notice by the Securities and Exchange Commission that in view of the broad remedial purposes of the Securities Act of 1933, as amended, and the public policy which strongly supports registration under said act, that those individuals will have a substantial burden of proof in establishing that an exemption from registration is available for such offers or sales, and that such persons and the brokers of other person who participate in the transaction do so at their own risk. The Company has been informed that any indemnification for liabilities in the opinion of the Securities and Exchange Commission arising from such a transaction may be against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.


Item 6 - Exhibits and Reports on Form 8-K

        The following exhibits are filed with this report:

                (a) No reports on Form 8-K were filed during the quarter for which the report is filed.

                (b)     Financial Data Schedule 27.1.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2000                HUILE' OIL & GAS, INC.



                                       By: /s/ Richard O. Hassan, Jr.
                                           -------------------------------------
                                             Richard O. Hassan, Jr.
                                             President