Form 10QSB
period 2001-03-31
HUILE OIL & GAS INC
filed 2001-05-14
CIK 1119337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-31039

                             HUILE' OIL & GAS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                88-0438869
          -----------------------                     --------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


       1105 Terminal Way, Suite 202
              Century Park
              Reno, Nevada                                89502
-----------------------------------------               ----------
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

           At March 31, 2001, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS



INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                           3
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

    Balance Sheets                                                             4

    Statements of Income                                                       5

    Statements of Stockholders' Equity                                         6

    Statements of Cash Flows                                                   7

    Notes to Financial Statements                                           8-10
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Huile' Oil & Gas, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Huile' Oil & Gas, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2001, the year then ended December 31, 2000 and the period October 24, 1997 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Huile' Oil & Gas, Inc. (A Development Stage Company) as of March 31, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated May 11, 2000 and May 10, 2000, respectively, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huile' Oil & Gas, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2001, the year ended December 31, 2000, and the period October 24, 1997 (inception) through March 31, 2001, in conformity with generally accepted accounting principles.

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

/s/ Kyle L. Tingle

Kyle L. Tingle
Certified Public Accountant

May 4, 2001
Henderson, Nevada

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        March 31,   December 31,
                                                             2001           2000
                                                        ---------   ------------
                                     ASSETS

CURRENT ASSETS                                           $      0      $      0
                                                         --------      --------
       Total current assets                              $      0      $      0
                                                         --------      --------
            Total assets                                 $      0      $      0
                                                         ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $  2,255      $      0
   Officers advances (Note 7)                              25,628        25,553
                                                         --------      --------
       Total current liabilities                         $ 27,883      $ 25,553
                                                         --------      --------


STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
       authorized 25,000,000 shares;
       issued and outstanding:
       2,100,000 shares at December 31, 2000:            $             $  2,100
       2,100,000 shares at March 31, 2001;                  2,100
   Additional Paid In Capital                                   0             0
   Accumulated deficit during development stage           (29,983)      (27,653)
                                                         --------      --------
       Total stockholders' equity                        $(27,883)     $(25,553)
                                                         --------      --------
            Total liabilities and
            stockholders' equity                         $      0      $      0
                                                         ========      ========






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                      THREE MONTHS ENDED                 YEARS ENDED            DEC. 6, 1996
                                 ---------------------------     ---------------------------  (INCEPTION) TO
                                   MARCH 31,       MARCH 31,    DECEMBER 31,    DECEMBER 31,       MARCH 31,
                                        2001            2000            2000            1999            2001
                                 -----------     -----------    ------------    ------------  --------------
REVENUES                         $         0     $         0     $         0     $         0     $         0

COST OF REVENUE                            0               0               0               0               0
                                 -----------     -----------     -----------     -----------     -----------

     GROSS PROFIT                $         0     $         0     $         0     $         0     $         0

GENERAL, SELLING AND
   ADMINISTRATIVE EXPENSES             2,330             335          25,553               0          29,983
                                 -----------     -----------     -----------     -----------     -----------

     OPERATING (LOSS)            $    (2,330)    $      (335)    $   (25,553)    $         0     $   (29,983)

NONOPERATING INCOME (EXPENSE)              0               0               0               0               0
                                 -----------     -----------     -----------     -----------     -----------

   NET (LOSS)                    $    (2,330)    $      (335)    $   (25,553)    $         0     $   (29,983)
                                 ===========     ===========     ===========     ===========     ===========

   NET (LOSS) PER SHARE, BASIC
   AND DILUTED (NOTE 2)          $     (0.00)    $     (0.00)    $     (0.01)    $      0.00    $     (0.01)
                                 ===========     ===========     ===========     ===========    ===========

   AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING     2,100,000       2,100,000       2,100,000       2,100,000      2,100,000
                                 ===========     ===========     ===========     ===========    ===========






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           ACCUMULATED
                                                                            (DEFICIT)
                                        COMMON STOCK          ADDITIONAL      DURING
                                   ----------------------      PAID-IN      DEVELOPMENT
                                    SHARES       AMOUNT        CAPITAL        STAGE
                                   ---------    ---------     ----------   -----------
BALANCE, DECEMBER 31, 1998         2,100,000    $   2,100     $       0     $  (2,100)

NET (LOSS), DECEMBER 31, 1999                                                       0
                                   ---------    ---------     ---------     ---------

BALANCE, DECEMBER 31, 1999         2,100,000    $   2,100     $       0     $  (2,100)

APRIL 24, 2000, CHANGED FROM NO
   PAR VALUE TO $.001                              (2,079)        2,079

APRIL 24, 2000, FORWARD STOCK
   100:1                                            2,079        (2,079)


NET (LOSS), DECEMBER 31, 2000                                                 (25,553)
                                   ---------    ---------     ---------     ---------

BALANCE, DECEMBER 31, 2000         2,100,000    $   2,100     $       0     $ (27,653)

NET (LOSS) JANUARY 1, 2001 TO
MARCH 31, 2001                                                                 (2,330)
                                   ---------    ---------     ---------     ---------

BALANCE, MARCH 31, 2001            2,100,000    $   2,100     $       0     $ (29,983)
                                   =========    =========     =========     =========






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                      THREE MONTHS ENDED            YEARS ENDED             OCT. 24, 1997
                                    ----------------------   ---------------------------   (INCEPTION) TO
                                    MARCH 31,    MARCH 31,   DECEMBER 31,   DECEMBER 31,        MARCH 31,
                                         2001         2000           2000           1999             2001
                                    ---------    ---------   ------------   ------------   --------------

CASH FLOWS FROM
OPERATING ACTIVITIES
    NET (LOSS)                       $ (2,330)    $   (335)     $(25,553)    $      0        $(29,983)
    ADJUSTMENTS TO RECONCILE
    NET (LOSS) TO CASH
    (USED IN) OPERATING
    ACTIVITIES:
    CHANGES IN ASSETS
    AND LIABILITIES
    INCREASE IN ACCOUNTS PAYABLE        2,255            0             0            0           2,255
    INCREASE IN OFFICER ADVANCES           75          335        25,553            0          25,628
                                     --------     --------      --------     --------        --------


          NET CASH (USED IN)
             OPERATING ACTIVITIES    $      0     $      0      $      0     $      0        $ (2,100)
                                     --------     --------      --------     --------        --------

CASH FLOWS FROM
INVESTING ACTIVITIES                 $      0     $      0      $      0     $      0        $      0
                                     --------     --------      --------     --------        --------

CASH FLOWS FROM
FINANCING ACTIVITIES
    ISSUANCE OF COMMON STOCK                0            0             0            0           2,100
                                     --------     --------      --------     --------        --------

          NET CASH (USED IN)
             FINANCING ACTIVITIES    $            $      0      $      0     $      0        $  2,100
                                     --------     --------      --------     --------        --------

          NET INCREASE (DECREASE)
             IN CASH                 $      0     $      0      $      0     $      0        $      0

CASH, BEGINNING OF PERIOD                   0            0             0            0        $      0
                                     --------     --------      --------     --------        --------

CASH, END OF PERIOD                  $      0     $      0      $      0     $      0        $      0
                                     ========     ========      ========     ========        ========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000



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

         CASH

         FOR THE STATEMENTS OF CASH FLOWS, ALL HIGHLY LIQUID INVESTMENTS WITH MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED TO BE CASH EQUIVALENTS. THERE WERE NO CASH EQUIVALENTS AS OF MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000 AND 1999.

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

         REPORTING ON COSTS FOR START-UP ACTIVITIES

         STATEMENT OF POSITION 98-5 ("SOP 98-5), "REPORTING ON THE COSTS OF START-UP ACTIVITIES" WHICH PROVIDES GUIDANCE ON THE FINANCIAL REPORTING OF START-UP AND ORGANIZATION COSTS, REQUIRES MOST COSTS OF START- UP ACTIVITIES AND ORGANIZATION COSTS TO BE EXPENSED AS INCURRED. WITH THE ADOPTION OF SPO 98-5, THERE HAS BEEN LITTLE TO NO EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000



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

         THE COMPANY HAS NOT AUTHORIZED ANY PREFERRED STOCK.


         NET LOSS PER COMMON SHARE

         NET LOSS PER SHARE IS CALCULATED IN ACCORDANCE WITH SFAS NO. 128, "EARNINGS PER SHARE." THE WEIGHTED- AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING EACH PERIOD IS USED TO COMPUTE BASIC LOSS PER SHARE. DILUTED LOSS PER SHARE IS COMPUTED USING THE WEIGHTED AVERAGED NUMBER OF SHARES AND DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING. DILUTIVE POTENTIAL COMMON SHARES ARE ADDITIONAL COMMON SHARES ASSUMED TO BE EXERCISED.

         BASIC NET LOSS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING OF 2,100,000 DURING 2001, 2000, 1999, AND SINCE INCEPTION. AS OF DECEMBER 31, 2001, 2000, 1999, AND SINCE INCEPTION, THE COMPANY HAD NO DILUTIVE POTENTIAL COMMON SHARES.


NOTE 3.  INCOME TAXES

                  THERE IS NO PROVISION FOR INCOME TAXES FOR THE PERIOD ENDED MARCH 31, 2001, DUE TO THE NET LOSS AND NO STATE INCOME TAX IN NEVADA, THE STATE OF THE COMPANY'S DOMICILE AND OPERATIONS. THE COMPANY'S TOTAL DEFERRED TAX ASSET AS OF MARCH 31, 2001 IS AS FOLLOWS:

                            NET OPERATING LOSS CARRY FORWARD         $ 29,983
                            VALUATION ALLOWANCE                      $(29,983)
                                                                     --------
                            NET DEFERRED TAX ASSET                   $      0

         THE NET FEDERAL OPERATING LOSS CARRY FORWARD WILL EXPIRE BETWEEN 2016 AND 2021. THIS CARRY FORWARD MAY BE LIMITED UPON THE CONSUMMATION OF A BUSINESS COMBINATION UNDER IRC SECTION 381.


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


NOTE 6.  WARRANTS AND OPTIONS

         THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK OF THE COMPANY.


NOTE 7.  OFFICERS ADVANCES

         THE COMPANY HAS INCURRED COSTS WHILE SEEKING ADDITIONAL CAPITAL THROUGH A MERGER WITH AN EXISTING COMPANY. AN OFFICER OF THE COMPANY HAS ADVANCED FUNDS ON BEHALF OF THE COMPANY TO PAY FOR THESE COSTS. THESE FUNDS HAVE BEEN ADVANCED INTEREST FREE.


Item II. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The Company originally intended to engage in the development, exploration, acquisition and production of oil and natural gas properties, primarily in Louisiana. It was the Company's intent to enter into option agreements for both developed and undeveloped acres and, if possible, enter into option agreements to acquire an interest in producing wells. In the event any properties were acquired, the Company intended to enter into an exploration and development agreement with third parties wherein said third party entity would, at its risk and expense, operate, develop, and explore the property thereby relieving the Company of any significant operating, exploration and development costs in the future. A retention of a volumetric overriding royalty interest and an override of the excess production above that royalty interest and/or a retention of a working interest would be negotiated. If the Company needed additional funds, an offering of the Company's securities was contemplated. As at December 31, 1997, all funds raised in order to fulfill the Company's initial objective had been expended and the Company, thereafter, become dormant. Since 1998, the Company has been in the developmental stage and has had no additional operations.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ...............................................  None

Item 2 - Changes in the Rights of the Company's
         Security Holders ................................................  None

Item 3 - Defaults by the Company on its
         Senior Securities ...............................................  None

Item 4 - Submission of Matter to Vote of Security
         Holders .........................................................  None

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

Dated: May 11, 2001                         HUILE' OIL & GAS, INC.


                                        By: /s/ Richard O. Hassan, Jr.
                                            -------------------------------
                                            Richard O. Hassan, Jr.
                                            President