Form 10QSB
period 2001-09-30
HUILE OIL & GAS INC
filed 2001-11-14
CIK 1119337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-31039

                             HUILE' OIL & GAS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada
     ---------------------------------                         88-0438869
      (State or other jurisdiction of                     ---------------------
      incorporation or organization)                        (I.R.S. Employer
                                                           Identification No.)
       1105 Terminal Way, Suite 202
               Century Park
               Reno, Nevada
-----------------------------------------                         89502
 (Address of principal executive offices)                     ------------
                                                               (Zip Code)

                                       N/A
               --------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

        At September 30, 2001, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                     PART I

                             FINANCIAL INFORMATION

Item I.   Financial Statements

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS



INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                           3
----------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Balance Sheets                                                              4

   Statements of Income                                                       5-6

   Statements of Stockholders' Equity                                          7

   Statements of Cash Flows                                                   8-9

   Notes to Financial Statements                                             10-12
----------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Huile' Oil & Gas, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Huile' Oil & Gas, Inc. (A Development Stage Company) as of September 30, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended September 30, 2001, the nine months ended September 30, 2001, the year ended December 31, 2000 and the period October 24, 1997 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Huile' Oil & Gas, Inc. (A Development Stage Company) as of September 30, 2000 and December 31, 2000 were audited by other auditors whose has ceased operations and whose reports dated October 2, 2000 and May 10, 2000, respectively, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huile' Oil & Gas, Inc. (A Development Stage Company) as of September 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended September 30, 2001, the nine months ended September 30, 2001, the year ended December 31, 2000, and the period October 24, 1997 (inception) through September 30, 2001, in conformity with generally accepted accounting principles.

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


Kyle L. Tingle
Certified Public Accountant

November 11, 2001
Henderson, Nevada

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                  September 30,   December 31,
                                                          2001           2000
                                                  ------------    -----------
                                     ASSETS

CURRENT ASSETS                                        $      0       $      0
                                                      --------       --------

          Total current assets                        $      0       $      0
                                                      --------       --------

                Total assets                          $      0       $      0
                                                      ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                  $    765       $      0
    Officers advances (Note 7)                          29,487         25,553
                                                      --------       --------

          Total current liabilities                   $ 30,252       $ 25,553
                                                      --------       --------


STOCKHOLDERS' EQUITY
    Common stock: $.001 par value;
       authorized 25,000,000 shares;
       issued and outstanding:
       2,100,000 shares at December 31, 2000:         $              $  2,100
       2,100,000 shares at September 30, 2001;           2,100
    Additional Paid In Capital                               0              0
    Accumulated deficit during development stage       (32,352)       (27,653)
                                                      --------       --------

          Total stockholders' equity                  $(30,252)      $(25,553)
                                                      --------       --------

                Total liabilities and
                stockholders' equity                  $      0       $      0
                                                      ========       ========



See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                        Three months ended                  Nine months ended
                                  September 30,     September 30,     September 30,     September 30,
                                          2001              2000              2001              2000
                                  ------------      ------------      ------------      ------------
Revenues                           $         0       $         0       $         0       $         0

Cost of revenue                              0                 0                 0                 0
                                   -----------       -----------       -----------       -----------

         Gross profit              $         0       $         0       $         0       $         0
General, selling and
  administrative expenses                1,265            21,875             4,699            22,210
                                   -----------       -----------       -----------       -----------
         Operating (loss)          $    (1,265)      $   (21,875)      $    (4,699)      $   (22,210)

Nonoperating income (expense)                0                 0                 0                 0
                                   -----------       -----------       -----------       -----------

  Net (loss)                       $    (1,265)      $   (21,875)      $    (4,699)      $   (22,210)
                                   ===========       ===========       ===========       ===========

  Net (loss) per share, basic
  and diluted (Note 2)             $     (0.00)      $     (0.01)      $     (0.00)      $     (0.01)
                                   ===========       ===========       ===========       ===========

  Average number of shares
  of common stock outstanding        2,100,000         2,100,000         2,100,000         2,100,000
                                   ===========       ===========       ===========       ===========



See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                   Oct. 24, 1997
                                            Year ended            (inception) to
                                   December 31,     December 31,    September 30,
                                          2000             1999             2001
                                   -----------      -----------   --------------
Revenues                           $         0       $        0      $         0

Cost of revenue                              0                0                0
                                   -----------       ----------      -----------

         Gross profit              $         0       $        0      $         0
General, selling and
  administrative expenses               25,553                0           32,352
                                   -----------       ----------      -----------
         Operating (loss)          $   (25,553)      $        0      $   (32,352)

Nonoperating income (expense)                0                0                0
                                   -----------       ----------      -----------

  Net (loss)                       $   (25,553)      $        0      $   (32,352)
                                   ===========       ==========      ===========


  Net (loss) per share, basic
  and diluted (Note 2)             $     (0.01)      $     0.00      $     (0.02)
                                   ===========       ==========      ===========

  Average number of shares
  of common stock outstanding        2,100,000        2,100,000        2,100,000
                                   ===========       ==========      ===========



See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 Accumulated
                                                                                  (Deficit)
                                            Common Stock           Additional      During
                                     ------------------------       Paid-In      Development
                                       Shares          Amount       Capital        Stage
                                     ----------       -------      ----------    -----------
Balance, December 31, 1998            2,100,000       $ 2,100       $     0       $ (2,100)

Net (loss), December 31, 1999                                                            0
                                     ----------       -------       -------       --------

Balance, December 31, 1999            2,100,000       $ 2,100       $     0       $ (2,100)

April 24, 2000, changed from no
   par value to $.001                                  (2,079)        2,079
April 24, 2000, forward stock
   100:1                                                2,079        (2,079)
Net (loss), December 31, 2000                                                      (25,553)
                                     ----------       -------       -------       --------

Balance, December 31, 2000            2,100,000       $ 2,100       $     0       $(27,653)

Net (loss) January 1, 2001 to
September 30, 2001                                                                  (4,699)
                                     ----------       -------       -------       --------

Balance, September 30, 2001           2,100,000       $ 2,100       $     0       $(32,352)
                                     ==========       =======       =======       ========



See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                 Three months ended                Nine months ended
                                            September 30,    September 30,   September 30,    September 30,
                                                    2001             2000            2001             2000
                                            ------------     ------------    ------------     ------------
Cash Flows From
Operating Activities
  Net (loss)                                     $(1,265)        $(21,875)        $(4,699)        $(22,210)
  Adjustments to reconcile net (loss)
  to cash (used in) operating activities:
  Changes in assets and liabilities
  Increase (decrease) in accounts payable         (1,519)               0             765                0
  Increase in officer advances                     2,784           21,875           3,934           22,210
                                                 -------         --------         -------         --------
       Net cash (used in)
          operating activities                   $     0         $      0         $     0         $      0
                                                 -------         --------         -------         --------
Cash Flows From
Investing Activities                             $     0         $      0         $     0         $      0
                                                 -------         --------         -------         --------
Cash Flows From
Financing Activities
  Issuance of common stock                             0                0               0                0
                                                 -------         --------         -------         --------

       Net cash (used in)
          financing activities                   $     0         $      0         $     0         $      0
                                                 -------         --------         -------         --------
       Net increase (decrease)
          in cash                                $     0         $      0         $     0         $      0

Cash, beginning of period                              0                0               0                0
                                                 -------         --------         -------         --------
Cash, end of period                              $     0         $      0         $     0         $      0
                                                 =======         ========         =======         ========



See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                            Oct. 24, 1997
                                                      Year ended           (inception) to
                                              December 31,    December 31,   September 30,
                                                     2000            1999            2001
                                              -----------     -----------  --------------
Cash Flows From
Operating Activities
  Net (loss)                                     $(25,553)        $     0        $(32,352)
  Adjustments to reconcile net (loss)
  to cash (used in) operating activities:
  Changes in assets and liabilities
  Increase (decrease) in accounts payable               0               0             765
  Increase in officer advances                     25,553               0          29,487
                                                 --------         -------        --------
       Net cash (used in)
          operating activities                   $      0         $     0        $ (2,100)
                                                 --------         -------        --------
Cash Flows From
Investing Activities                             $      0         $     0        $      0
                                                 --------         -------        --------

Cash Flows From
Financing Activities
  Issuance of common stock                              0               0           2,100
                                                 --------         -------        --------

       Net cash (used in)
          financing activities                   $      0         $     0        $  2,100
                                                 --------         -------        --------
       Net increase (decrease)
          in cash                                $      0         $     0        $      0

Cash, beginning of period                               0               0        $      0
                                                 --------         -------        --------
Cash, end of period                              $      0         $     0        $      0
                                                 ========         =======        ========



See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000



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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2001, December 31, 2000 and 1999.

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

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000



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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2001, 2000, 1999 and since inception. As of September 30, 2001, and 2000, December 31, 2000 and 1999, and since inception, the Company had no dilutive potential common shares.


NOTE 3. INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2001, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2001 is as follows:

               Net operating loss carry forward        $  32,352
               Valuation allowance                     $ (32,352)
                                                       ---------
               Net deferred tax asset                  $       0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000



NOTE 4. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.


NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The registered agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.


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

Item II.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               The Company has no current business activities and has no assets or operations. The Company has had no preliminary negotiations to effectuate a business combination.

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


                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings ................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders .................................................None

Item 3 - Defaults by the Company on its
         Senior Securities ................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ..........................................................None

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



Dated: November 14, 2001                       HUILE' OIL & GAS, INC.



                                               By: /s/ Richard O. Hassan, Jr.
                                                   -----------------------------
                                                    Richard O. Hassan, Jr.
                                                    President