Form 10-K405
period 2001-12-31
HUILE OIL & GAS INC
filed 2002-03-29
CIK 1119337

Commission File No. 000-31039

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2001

             / /  TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                             HUILE' OIL & GAS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                      88-0438869
   -------------------------------                     --------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


   6767 Tropicana Avenue, Suite 207
         Las Vegas, Nevada                                  89103
-----------------------------------------                 ---------
(Address of principal executive offices)                  (Zip code)


Issuer's telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:

                                      none

Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               ------------------
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of December 31, 2001, there were 2,100,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

         State the registrant's revenues for the December 31, 2001 fiscal year: $-0-.

                                TABLE OF CONTENTS

                                                                            Page

Item 1.  Description of Business ............................................  4

Item 2.  Description of Property ............................................ 13

Item 3.  Legal Proceedings .................................................. 13

Item 4.  Submission of Matter to Vote of
         Security Holders ................................................... 13

Item 5.  Market for Common Registrant Equity and
         Related Stockholder Matter ......................................... 13

Item 6.  Management's Discussion and Analysis
         or Plan of Operation ............................................... 17

Item 7.  Financial Statements ............................................... 18

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure ......................................................... 27

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act .................................. 27

Item 10. Executive Compensation ............................................. 28

Item 11. Security Ownership of Certain
         Beneficial Owners and Management ................................... 29

Item 12. Certain Relationships and
         Related Transactions ............................................... 30

Item 13. Exhibits and Reports on Form 8-K ................................... 30

         Signature .......................................................... 31

Item 1. Description of Business.


Introduction

                  Huile' Oil & Gas, Inc. (the "Company") was incorporated on October 24, 1997 under the laws of the State of Nevada to engage in any lawful corporate activity. The Company originally intended to engage in the development, exploration, acquisition and production of oil and natural gas properties, primarily in Louisiana. It was the Company's intent to enter into option agreements for both developed and undeveloped acres and, if possible, enter into option agreements to acquire an interest in producing wells. In the event any properties were acquired, the Company intended to enter into an exploration and development agreement with third parties wherein said third party entity would, at its risk and expense, operate, develop, exploit, and explore the property thereby relieving the Company of any significant operating, exploration and development costs in the future. A retention of a volumetric overwriting royalty interest and an override of the excess production above that royalty interest and/or a retention of a working interest would be negotiated. If the Company needed additional funds, an offering of the Company's securities was contemplated. As at December 31, 1997, all funds raised in order to fulfill the Company's initial objective had been expended and the Company, thereafter, become dormant. Since 1997, the Company has been in the developmental stage and has no operations. As of the date hereof, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's current principal business purpose described below under "Item 2 - Plan of Operation." The proposed business activities described herein may classify the Company as a "blank check" company.

                  The Company became a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, the Company became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

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

3. The Company faces intense competition for business opportunities and combinations.

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

4. The Company has no agreements for a business combination or other transaction and has established no standards for a business combination.

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

5. The Company's success is dependent on management which has other full time employment, has limited experience and will only devote limited part time working for the Company which makes our future even more uncertain.

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

6. The Company's officers and directors may in the future participate in business ventures which could be deemed to compete directly with the Company.

                  Additional conflicts of interest and non-arms length transactions may arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

7. The reporting requirements under federal securities law may delay or prevent the Company from making certain acquisitions.

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

8. The Company has neither conducted, nor have others made available to it, results of market research indicating that any market demand exists for the transactions contemplated by the Company.

                  The Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

9.       The Company's plan of operation may not permit diversification.

                  The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a one limited business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. The Investment Company Act of 1940 creates a situation wherein the Company would be required to register and could be required to incur substantial additional costs and expenses.

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

11. The present management of the Company most likely will not remain after the Company completes a business combination.

                  A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

12. At the time the Company does any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

                  The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

13. A blank-check company faces substantial additional adverse business and legal consequences.

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

14. Federal and state tax consequences will, in all likelihood, be a major consideration in any business combination in which the Company may undertake.

                  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

15. The requirement of audited financial statements may disqualify business opportunities.

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

16. If the Company issues additional or future shares, the present investors per share percentage interest in the Company may be diluted.

                  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Plan of Operation

                  The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this Form 10-KSB.

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

                  The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders.

                  The Company has made no determination as to whether or not it will file periodic reports in the event its obligation to file such reports is suspended under the 1934 Act. Richard O. Hassan, Jr., an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that she is an officer and director of the Company when the obligation is incurred.

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

                  The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable).

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

                  The Company presently occupies office space supplied by an shareholder of the Company at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3. Legal Proceedings.

                  There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matter to Vote of Security Holders.

                  There has been no matters submitted to the Company's security holders.

Item 5. Market for Common Company Equity and Related Stockholder Matter.

                  (a) Market Price.

                  On January 9, 2002, pursuant to a request by a broker- dealer, the NASD Regulation, Inc. has cleared the broker-dealer's request for the Company's securities to be quoted on the OTC Bulletin Board System and the Pink Sheets, LLC "Pink Sheets." No active trading market has been established in the Company's Company Stock as of the date of this Form 10-KSB.

                  The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

                  (b) Holders.

                  There are twenty five (25) holders of the Company's Common Stock. On October 31, 1997, the Company issued 2,100,000, as adjusted for a forward stock split of its Common Stock, for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

                  As of the date of this Form 10-KSB, all of the issued and outstanding shares of the Company's Common Stock held by non- affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

                  (d)      Application of California law.

                  Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one- half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the Company's Common Stock may be entitled to one vote for each share of Common Stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

                  Our existing directors who are also shareholders, acting in harmony, will be able to elect all of the members of the board of directors even if Section 2115 is applicable.

Item 6. Management's Discussion and Analysis or Plan of Operation

                  The Company has no current business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

                  Richard O. Hassan, Jr., an officer of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

Item 7. Financial Statements.


                             HUILE' OIL & GAS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS



INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                      19
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS

  Balance Sheets                                                          20

  Statements of Income                                                    21

  Statements of Stockholders' Equity                                      22

  Statements of Cash Flows                                                23

  Notes to Financial Statements                                           24-25
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Huile' Oil & Gas, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Huile' Oil & Gas, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period October 24, 1997 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Huile' Oil & Gas, Inc. (A Development Stage Company) as of December 31, 1999 were audited by other auditors whose has ceased operations and whose report dated May 10, 2000, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huile' Oil & Gas, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and the period October 24, 1997 (inception) through December 31, 2001, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC


March 18, 2002
Henderson, Nevada

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     December 31,     December 31,
                                                            2001             2000
                                                            ----             ----
                             ASSETS
CURRENT ASSETS                                          $      0         $      0
                                                        --------         --------
        Total current assets                            $      0         $      0
                                                        --------         --------
             Total assets                               $      0         $      0
                                                        ========         ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $  1,276         $      0
   Officers advances (Note 7)                             31,078           25,553
                                                        --------         --------
        Total current liabilities                       $ 32,354         $ 25,553
                                                        --------         --------

STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding:
     2,100,000 shares at December 31, 2000:             $                $  2,100
     2,100,000 shares at December 31, 2001;                2,100
   Additional Paid In Capital                                  0                0
   Accumulated deficit during development stage          (34,454)         (27,653)
                                                        --------         --------
        Total stockholders' equity                      $(32,354)        $(25,553)
                                                        --------         --------
             Total liabilities and
             stockholders' equity                       $      0         $      0
                                                        ========         ========


See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                    Oct. 24, 1997
                                                   Year ended                       (inception) to
                                  December 31,     December 31,     December 31,    December 31,
                                         2001             2000             1999            2001
                                         ----             ----             ----            ----
Revenues                           $        0       $        0       $        0      $        0

Cost of revenue                             0                0                0               0
                                   ----------       ----------       ----------      ----------
       Gross profit                $        0       $        0       $        0      $        0
General, selling and
  administrative expenses               6,801           25,553                0          34,454
                                   ----------       ----------       ----------      ----------
       Operating (loss)            $   (6,801)      $  (25,553)      $        0      $  (34,454)

Nonoperating income (expense)               0                0                0               0
                                   ----------       ----------       ----------      ----------

  Net (loss)                       $   (6,801)      $  (25,553)      $        0      $  (34,454)
                                   ==========       ==========       ==========      ==========

  Net (loss) per share, basic
  and diluted (Note 2)             $    (0.00)      $    (0.01)      $     0.00      $    (0.02)
                                   ==========       ==========       ==========      ==========

  Average number of shares
  of common stock outstanding       2,100,000        2,100,000        2,100,000       2,100,000
                                   ==========       ==========       ==========      ==========


See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                      (Deficit)
                                                                      Additional       During
                                              Common Stock             Paid-In       Development
                                         Shares            Amount      Capital          Stage
                                         ------            ------      -------          -----
Balance, December 31, 1998              2,100,000         $ 2,100         $0          $ (2,100)

Net (loss), December 31, 1999                                                                0
                                        ---------         -------     ------          --------
Balance, December 31, 1999              2,100,000         $ 2,100         $0          $ (2,100)

April 24, 2000, changed from no
  par value to $.001                                       (2,079)     2,079
April 24, 2000, forward stock
  100:1                                                     2,079     (2,079)
Net (loss), December 31, 2000                                                          (25,553)
                                        ---------         -------     ------          --------

Balance, December 31, 2000              2,100,000         $ 2,100         $0          $(27,653)

Net (loss) January 1, 2001 to
December 31, 2001                                                                       (6,801)
                                        ---------         -------     ------          --------
Balance, December 31, 2001              2,100,000         $ 2,100         $0          $(34,454)
                                        =========         =======     ======          ========



See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                               Oct. 24, 1997
                                                               Year ended                     (inception) to
                                                December 31,   December 31,    December 31,    December 31,
                                                       2001           2000            1999            2001
                                                       ----           ----            ----            ----
Cash Flows From
Operating Activities
   Net (loss)                                       $(6,801)       $(25,553)           $0          $(34,454)
   Adjustments to reconcile net (loss)
   to cash (used in) operating activities:
   Changes in assets and liabilities
   Increase (decrease ) in accounts payable           1,276               0             0             1,276
   Increase in officer advances                       5,525          25,553             0            31,078
                                                    -------        --------            --          --------
      Net cash (used in)
         operating activities                       $     0        $      0            $0          $ (2,100)
                                                    -------        --------            --          --------
Cash Flows From
Investing Activities                                $     0        $      0            $0          $      0
                                                    -------        --------            --          --------
Cash Flows From
Financing Activities
   Issuance of common stock                               0               0             0             2,100
                                                    -------        --------            --          --------
      Net cash (used in)
         financing activities                       $     0        $      0            $0          $  2,100
                                                    -------        --------            --          --------
      Net increase (decrease)
         in cash                                    $     0        $      0            $0          $      0

Cash, beginning of period                                 0               0             0          $      0
                                                    -------        --------            --          --------
Cash, end of period                                 $     0        $      0            $0          $      0
                                                    =======        ========            ==          ========


See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2001, 2000, and 1999.

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

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2001, 2000, 1999 and since inception. As of December 31, 2001, 2000, and 1999, and since inception, the Company had no dilutive potential common shares.

NOTE 3. INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2001, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2001 is as follows:

            Net operating loss carry forward     $ 34,454
            Valuation allowance                  $(34,454)
                                                 --------
            Net deferred tax asset               $      0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  There have been no changes nor any disagreements with the accountants or the accountant's findings.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

                  Name                         Ages        Position

                  Richard O. Hassan, Jr.        44         President/Director
                  25980 Forest Drive
                  Escondido, CA 92026

                  Tricia A. Willis              32         Secretary/Treasurer/
                  9087 S. Yosemite St.,                    Director
                  #1062
                  Fullerton, CA 92835

                  Randall D. Kirwan             43         Director
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

                         Name and
                        Address of                   Amount and
                        Beneficial                   Nature of         Percent
Title of Class            Owner                      Ownership (*)     of Class
--------------------------------------------------------------------------------
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
                    Directors as a Group
                    (three [3] individuals)

         (*) Record Ownership

                  The total of the Company's outstanding Common Stock are held by 25 persons.

                  (b) Security Ownership of Management.

                  The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                    Name and                       Amount and
                    Address                        Nature of            Percent
Title of Class      of Owner                       Ownership (*)        of Class
--------------------------------------------------------------------------------
Common              Richard O. Hassan, Jr.            600,000             28.57%
                    25980 Forest Drive
                    Escondido, CA 92026

ommon               Tricia A. Willis                  500,000             23.80%
                    9087 S. Yosemite St., #1062
                    Fullerton, CA 92835

Common              Randall D. Kirwan                 350,000             16.66%
                    8337 Sedan Avenue
                    West Hills, CA 91304

Common              All Officers and                1,450,000             69.03%
                    Directors as a Group
                    (three [3] individuals)

         (*) Record Ownership

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

                  The following document is filed as part of this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002                          HUILE' OIL & GAS, INC.



                                              By: /s/ Richard O. Hassan
                                                  -----------------------
                                                 Richard O. Hassan, Jr.
                                                 President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2002                          HUILE' OIL & GAS, INC.



                                              By: /s/ Richard O. Hassan
                                                  -----------------------
                                                  Richard O. Hassan, Jr.
                                                  President