Form 10QSB
period 2002-03-31
HUILE OIL & GAS INC
filed 2002-04-12
CIK 1119337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-31039

HUILE’ OIL & GAS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0438869

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6767 Tropicana Avenue, Suite 207
Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip Code)

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

At March 31, 2002, there were outstanding 2,100,000 shares of the Registrant’s Common Stock, $.001 par value.

     Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

HUILE’ OIL & GAS, INC.
(A Development Stage Company)

FINANCIAL REPORTS

MARCH 31, 2002
DECEMBER 31, 2001

HUILE’ OIL & GAS, INC.
(A Development Stage Company)

Independent Auditor’s Report

To the Board of Directors
Huile’ Oil & Gas, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Huile’ Oil & Gas, Inc. (A Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of income, stockholders’ equity, and cash flows for the three months ended March 31, 2002, the year ended December 31, 2001, and the period October 24, 1997 (inception) through March 31, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huile’ Oil & Gas, Inc. (A Development Stage Company) as of March 31, 2002 and December 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2002, the year ended December 31, 2001, and the period October 24, 1997 (inception) through December 31, 2001, in conformity with generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

April 10, 2002
Henderson, Nevada

HUILE’ OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2001	2001

ASSETS
CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,551	$1,276
Officers advances (Note 7)	31,578	31,078

Total current liabilities	$34,129	$32,354

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding:
2,100,000 shares at December 31, 2001:	$	$2,100
2,100,000 shares at March 31, 2002;	2,100
Additional Paid In Capital	0	0
Accumulated deficit during development stage	(36,229)	(34,454)

Total stockholders’ equity	$(34,124)	$(32,354)

Total liabilities and stockholders’ equity	$0	$0

See Accompanying Notes to Financial Statements.

HUILE’ OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

					Oct. 24, 1997
	Three months ended		Years Ended		(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2002

Revenues	$0	$0	$0	$0	$0
Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0
General, selling and administrative expenses	1,775	2,330	6,801	25,553	36,229

Operating (loss)	$(1,775)	$(2,330)	$(6,801)	$(25,553)	$(36,229)
Nonoperating income (expense)	0	0	0	0	0

Net (loss)	$(1,775)	$(2,330)	$(6,801)	$(25,553)	$(36,229)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000	2,100,000	2,100,000

See Accompanying Notes to Financial Statements.

HUILE’ OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1998	2,100,000	$2,100	$0	$(2,100)
Net (loss), December 31, 1999				0

Balance, December 31, 1999	2,100,000	$2,100	$0	$(2,100)
April 24, 2000, changed from no par value to $.001		(2,079)	2,079
April 24, 2000, forward stock 100:1		2,079	(2,079)
Net (loss), December 31, 2000				(25,553)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(27,653)
Net (loss) December 31, 2001				(6,801)

Balance, December 31, 2001	2,100,000	$2,100	$0	$(34,454)
Net (loss) January 1, 2002 through March 31, 2002				$(1,775)

Balance, March 31, 2002	2,100,000	$2,100	$0	$(36,229)

See Accompanying Notes to Financial Statements.

HUILE’ OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three months ended		Years Ended		Oct. 24, 1997
					(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2001

Cash Flows From Operating Activities
Net (loss)	$(1,775)	$(2,330)	$(6,801)	$(25,553)	$(36,229)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Changes in assets and liabilities
Increase in accounts payable	1,275	2,255	1,276	0	2,551
Increase in officer advances	500	75	5,525	25,553	31,578

Net cash (used in) operating activities	$0	$0	$0	$0	$(2,100)

Cash Flows From Investing Activities	$0	$0	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	0	0	0	0	2,100

Net cash (used in) financing activities	$	$0	$0	$0	$2,100

Net increase (decrease) in cash	$0	$0	$0	$0	$0
Cash, beginning of period	0	0	0	0	0

Cash, end of period	$0	$0	$0	$0	$0

See Accompanying Notes to Financial Statements.

HUILE’ OIL & GAS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002 and December 31, 2001.

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
March 31, 2002 and December 31, 2001

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

On April 24, 2000, the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, and since inception. As of March 31, 2002, December 31, 2001, and since inception, the Company had no dilutive potential common shares.

Note 3. Income Taxes

There is no provision for income taxes for the period ended March 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of March 31, 2002 is as follows:

Net operating loss carryforward	$36,229
Valuation allowance	$(36,229)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

HUILE’ OIL & GAS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001

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

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company has no current business activities and has no assets or operations. The Company has had no preliminary negotiations to effectuate a business combination. The majority shareholders have had preliminary negotiations which, if consummated, may result in a change in control. The Company has been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

     The Company is dependent upon its officers to meet any de minimis costs which it may incur. Richard O. Hassan, Jr., an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. As part of any transaction which may result in the change in control of the Company, Richard O. Hassan, Jr. may forgive the indebtedness owed to him by the Company. The Company will then be dependent upon its new officer and directors or others to meet any costs and expenses incurred.

     Since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

     This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or completing a business combination.

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

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) receive from the auditors disclosures regarding the auditors’ Independents Standards Board Standard No. 1, as may be modified or supplemented.

     The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditor prior to the filing of this report. An audit was completed for the period then ended.

Item 6 — Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

     23.1    Consent of Kyle L. Tingle, CPA.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 12, 2002	HUILE’ OIL & GAS, INC.

	By:	/s/ Richard O. Hassan, Jr.
Richard O. Hassan, Jr. President