Form 10QSB
period 2002-06-30
HUILE OIL & GAS INC
filed 2002-08-14
CIK 1119337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

/ /           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-31039

                             HUILE' OIL & GAS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

                  Nevada                                   88-0438869
      _______________________________                  ___________________
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


    6767 Tropicana Avenue, Suite 207
           Las Vegas, Nevada                                            89103
________________________________________                              __________
(Address of principal executive offices)                              (Zip Code)


                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


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

         At June 30, 2002, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements














                              HUIL' OIL & GAS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2002
                                DECEMBER 31, 2001

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                          1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                    F-3-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                F-6-7

   Notes to Financial Statements                                          F-8-10
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Huile' Oil & Gas, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Huile' Oil & Gas, Inc. (A Development Stage Company) as of June 30, 2002 and December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2002, the six months ended June 30, 2002, the year ended December 31, 2001 and the period October 24, 1997 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huile' Oil & Gas, Inc. (A Development Stage Company) as of June 30, 2002 and December 31, 2001 and the results of its operations and cash flows for the three months ended June 30, 2002, the six months ended June 30, 2002, the year ended December 31, 2001, and the period October 24, 1997 (inception) through June 30, 2002, in conformity with generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC

August 11, 2002
Henderson, Nevada



                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                    June 30,     December 31,
                                                                      2002           2001
                                                                    ________     ____________
                                     ASSETS


CURRENT ASSETS                                                      $      0       $      0
                                                                    ________       ________
            Total current assets                                    $      0       $      0
                                                                    ________       ________
                   Total assets                                     $      0       $      0
                                                                    ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $  3,728       $  1,276
     Officers advances (Note 7)                                       31,578         31,078
                                                                    ________       ________

            Total current liabilities                               $ 35,306       $ 32,354
                                                                    ________       ________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,100,000 shares at December 31, 2001:                      $              $  2,100
        2,100,000 shares at June 30, 2002;                             2,100
     Additional Paid In Capital                                            0              0
     Accumulated deficit during development stage                    (37,406)       (34,454)
                                                                    ________       ________
            Total stockholders' equity                              $(35,306)      $(32,354)
                                                                    ________       ________
                   Total liabilities and
                   stockholders' equity                             $      0       $      0
                                                                    ========       ========

    See Accompanying Notes to Financial Statements.




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                            Three months ended                 Six months ended
                                        __________________________        ___________________________
                                         June 30,        June 30,          June 30,         June 30,
                                             2002            2001              2002             2001
                                        __________      __________        __________       __________

Revenues                                $        0      $        0        $        0       $        0
Cost of revenue                                  0               0                 0                0
                                        __________      __________        __________       __________

           Gross profit                 $        0      $        0        $        0       $        0
General, selling and
   administrative expenses                   1,177           1,104             2,952            3,434
                                        __________      __________        __________       __________

           Operating (loss)             $   (1,177)     $   (1,104)       $   (2,952)      $   (3,434)

Nonoperating income (expense)                    0               0                 0                0
                                        __________      __________        __________       __________


   Net (loss)                           $   (1,177)     $   (1,104)       $   (2,952)      $   (3,434)
                                        ==========      ==========        ==========       ==========


   Net (loss) per share, basic
   and diluted (Note 2)                 $   (0.00)      $     0.00        $    (0.00)      $    (0.00)
                                        ==========      ==========        ==========       ==========

   Average number of shares
   of common stock outstanding           2,100,000       2,100,000         2,100,000        2,100,000
                                        ==========      ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME



                                                  Year ended              Oct. 24, 1997
                                        ______________________________   (inception) to
                                        December 31,      December 31,         June 30,
                                                2001              2000             2002
                                        ____________      ____________   ______________

Revenues                                 $        0        $        0       $        0

Cost of revenue                                   0                 0                0
                                         __________        __________       __________

           Gross profit                  $        0        $        0       $        0

General, selling and
   administrative expenses                    6,801            25,553           37,406
                                         __________        __________       __________
           Operating (loss)              $   (6,801)       $  (25,553)      $  (37,406)

Nonoperating income (expense)                     0                 0                0
                                         __________        __________       __________

   Net (loss)                            $   (6,801)       $  (25,553)      $  (37,406)
                                         ==========        ==========       ==========


   Net (loss) per share, basic
   and diluted (Note 2)                  $    (0.00)       $    (0.01)      $    (0.02)
                                         ==========        ==========       ==========

   Average number of shares
   of common stock outstanding            2,100,000         2,100,000        2,100,000
                                         ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Accumulated
                                                                                 (Deficit)
                                           Common Stock          Additional       During
                                       _____________________      Paid-In       Development
                                        Shares       Amount       Capital          Stage
                                       _________     _______     __________     ___________

 Balance, December 31, 1998            2,100,000     $ 2,100      $     0        $( 2,100)

 Net (loss), December 31, 1999                                                          0
                                       _________     _______      _______        ________

 Balance, December 31, 1999            2,100,000     $ 2,100      $     0        $( 2,100)

 April 24, 2000, changed from no
     par value to $.001                               (2,079)       2,079
 April 24, 2000, forward stock
     100:1                                             2,079       (2,079)


 Net (loss), December 31, 2000                                                    (25,553)
                                       _________     _______      _______        ________

 Balance, December 31, 2000            2,100,000     $ 2,100      $     0        $(27,653)

 Net (loss), December 31, 2001                                                     (6,801)
                                       _________     _______      _______        ________
 Balance, December 31, 2001            2,100,000     $ 2,100      $     0        $(34,454)

 Net (loss) January 1, 2001 to
 June 30, 2002                                                                    ( 2,952)
                                       _________     _______      _______        ________

 Balance, June 30, 2002                2,100,000     $ 2,100      $     0        $(37,406)
                                       =========     =======      =======        ========


                See Accompanying Notes to Financial Statements.




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                            Three months ended                 Six months ended
                                        __________________________        ___________________________
                                         June 30,        June 30,          June 30,         June 30,
                                             2002            2001              2002             2001
                                        __________      __________        __________       __________

Cash Flows From
Operating Activities
 Net (loss)                             $   (1,177)     $   (1,104)       $   (2,952)      $   (3,434)
 Adjustments to reconcile net (loss)
 to cash (used in) operating activities:
 Changes in assets and liabilities
 Increase in accounts payable                1,177              29             2,452            2,284
 Increase in officer advances                    0            1075               500            1,150
                                        __________      __________        __________       __________

         Net cash (used in)
            operating activities        $        0      $        0        $        0       $        0
                                        __________      __________        __________       __________

Cash Flows From
Investing Activities                    $        0      $        0        $        0       $        0
                                        __________      __________        __________       __________

Cash Flows From
Financing Activities
 Issuance of common stock                        0               0                 0                0
                                        __________      __________        __________       __________
         Net cash (used in)
            financing activities        $        0      $        0        $        0       $        0
                                        __________      __________        __________       __________

         Net increase (decrease)
            in cash                     $        0      $        0        $        0       $        0

Cash, beginning of period                        0               0                 0                0
                                        __________      __________        __________       __________
Cash, end of period                     $        0      $        0        $        0       $        0
                                        ==========      ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Year ended              Oct. 24, 1997
                                        ______________________________   (inception) to
                                        December 31,      December 31,         June 30,
                                                2001              2000             2002
                                        ____________      ____________   ______________

Cash Flows From
Operating Activities
    Net (loss)                           $   (6,801)       $  (25,553)      $  (37,406)
    Adjustments to reconcile net (loss)
    to cash (used in) operating
    activities:
    Changes in assets and liabilities
    Increase (decrease ) in accounts
    payable                                   1,276                 0            3,728
    Increase in officer advances              5,525           (25,553)          31,578
                                         __________        __________       __________

         Net cash (used in)
            operating activities         $        0        $        0       $   (2,100)
                                         __________        __________       __________

Cash Flows From
Investing Activities                     $        0        $        0       $        0
                                         __________        __________       __________

Cash Flows From
Financing Activities
    Issuance of common stock                      0                 0            2,100
                                         __________        __________       __________

         Net cash (used in)
            financing activities         $        0        $        0       $    2,100
                                         __________        __________       __________

         Net increase (decrease)
            in cash                      $        0        $        0       $        0

Cash, beginning of period                         0                 0       $        0
                                         __________        __________       __________
Cash, end of period                      $        0        $        0       $        0
                                         ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.


                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001



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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of June 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2002 is as follows:

        Net operating loss carry forward            $ 37,406
        Valuation allowance                         $(37,406)
                                                    ________
        Net deferred tax asset                      $      0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001

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

Item III.         Qualitative and Quantitative Disclosures About Market Risk.

                  The Company has neither considered nor conducted any research concerning qualitative and quantitative market risk.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
                  Security Holders .........................................None

Item 3 - Defaults by the Company on its
                  Senior Securities ........................................None

Item 4 - Submission of Matter to Vote of Security
                  Holders ..................................................None

Item 5 -          Other Information

                  (a)  Board Meeting

                  The board held one meeting during the current quarter, which was a special meeting by written consent.

                  (b)  Committees

                  The board of directors has not established an audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish an audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

                  Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) receive from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

                  The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditor prior to the filing of this report. An audit was completed for the period then ended.

Item 6 -.Exhibits and Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  99.1 Certification of Chief Executive Officer and Chief
                       Financial Officer.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002             HUILE' OIL & GAS, INC.



                                   By: /s/ RICHARD O. HASSAN, JR.
                                       __________________________
                                           Richard O. Hassan, Jr.
                                           President