Form 10QSB
period 2002-09-30
HUILE OIL & GAS INC
filed 2002-11-13
CIK 1119337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.


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

         At September 30, 2002, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM I.   FINANCIAL STATEMENTS





                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                           1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                              2

   Statements of Income                                                      3-4

   Statements of Stockholders' Equity                                          5

   Statements of Cash Flows                                                  6-7

   Notes to Financial Statements                                            8-10
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Huile' Oil & Gas, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Huile' Oil & Gas, Inc. (A Development Stage Company) as of September 30, 2002 and December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the three months ended September 30, 2002, the nine months ended September 30, 2002, the year ended December 31, 2001 and the period October 24, 1997 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huile' Oil & Gas, Inc. (A Development Stage Company) as of September 30, 2002 and December 31, 2001 and the results of its operations and cash flows for the three months ended September 30, 2002, the nine months ended September 30, 2002, the year ended December 31, 2001, and the period October 24, 1997 (inception) through September 30, 2002, in conformity with generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC

November 6, 2002
Henderson, Nevada



                   HUILE' OIL & GAS, INC.
                (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEETS


                                                               September 30,      December 31,
                                                                        2002              2001
                                                               _____________      ____________

                                     ASSETS

CURRENT ASSETS                                                   $       0          $       0
                                                                 _________          _________

            Total current assets                                 $       0          $       0
                                                                 _________          _________

                   Total assets                                  $       0          $       0
                                                                 =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                            $       0          $   1,276
     Officers advances (Note 7)                                     36,159             31,078
                                                                 _________          _________

            Total current liabilities                            $  36,159          $  32,354
                                                                 _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,100,000 shares at December 31, 2001:                   $                  $   2,100
        2,100,000 shares at September 30, 2002;                      2,100
     Additional Paid In Capital                                          0                  0
     Accumulated deficit during development stage                  (38,259)           (34,454)
                                                                 _________          _________


            Total stockholders' equity                           $ (36,159)         $ (32,354)
                                                                 _________          _________


                   Total liabilities and
                   stockholders' equity                          $       0          $       0
                                                                 =========          =========


       See Accompanying Notes to Financial Statements.




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                           Three months ended                 Nine months ended
                                     ______________________________     ______________________________
                                     September 30,    September 30,     September 30,    September 30,
                                              2002             2001              2002             2001
                                     _____________    _____________     _____________    _____________

Revenues                              $          0     $          0      $          0     $          0
Cost of revenue                                  0                0                 0                0
                                      ____________     ____________      ____________     ____________
           Gross profit               $          0     $          0      $          0     $          0
General, selling and
   administrative expenses                     853            1,265             3,805            4,699
                                      ____________     ____________      ____________     ____________
           Operating (loss)           $       (853)    $     (1,265)     $     (3,805)    $     (4,699)

Nonoperating income (expense)                    0                0                 0                0
                                      ____________     ____________      ____________     ____________

   Net (loss)                         $       (853)    $     (1,265)     $     (3,805)    $     (4,699)
                                      ============     ============      ============     ============



   Net (loss) per share, basic
   and diluted (Note 2)               $     (0.00)     $     (0.00)      $      (0.00)    $      (0.00)
                                      ============     ============      ============     ============


   Average number of shares
   of common stock outstanding           2,100,000        2,100,000         2,100,000        2,100,000
                                      ============     ============      ============     ============


                 See Accompanying Notes to Financial Statements.



                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME



                                               Year ended               Oct. 24, 1997
                                     ______________________________    (inception) to
                                     December 31,      December 31,     September 30,
                                             2001              2000             2002
                                     ____________      ____________    ______________

Revenues                             $         0       $         0       $        0

Cost of revenue                                0                 0                0
                                     ___________       ___________       __________

           Gross profit              $         0       $         0       $        0
General, selling and
   administrative expenses                 6,801            25,553           38,259
                                     ___________       ___________       __________
           Operating (loss)          $    (6,801)      $   (25,553)      $  (38,259)

Nonoperating income (expense)                  0                 0                0
                                     ___________       ___________       __________

   Net (loss)                        $    (6,801)      $   (25,553)      $  (38,259)
                                     ============      ===========       ==========



   Net (loss) per share, basic
   and diluted (Note 2)              $     (0.00)      $     (0.01)      $    (0.02)
                                     ===========       ===========       ==========


   Average number of shares
   of common stock outstanding         2,100,000         2,100,000        2,100,000
                                     ===========       ===========       ==========

                 See Accompanying Notes to Financial Statements.




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                        (Deficit)
                                             Common Stock             Additional        During
                                        ______________________         Paid-In          Development
                                         Shares        Amount          Capital          Stage
                                        _________     ________        __________        ___________

Balance, December 31, 1998              2,100,000     $  2,100         $      0          $  (2,100)

Net (loss), December 31, 1999                                                                    0
                                        _________     ________         ________         __________

Balance, December 31, 1999              2,100,000     $  2,100         $      0         $   (2,100)

April 24, 2000, changed from no
    par value to $.001                                  (2,079)           2,079

April 24, 2000, forward stock
    100:1                                                2,079         $ (2,079)


Net (loss), December 31, 2000                                                              (25,553)
                                        _________     ________         ________         __________

Balance, December 31, 2000              2,100,000     $  2,100         $      0         $  (27,653)

Net (loss), December 31, 2001                                                               (6,801)
                                        _________     ________         ________         __________
Balance, December 31, 2001              2,100,000     $  2,100         $      0         $  (34,454)

Net (loss) January 1, 2001 to
September 30, 2002                                                                          (3,805)
                                        _________     ________         ________         __________

Balance, September 30, 2002             2,100,000     $  2,100         $      0         $  (38,259)
                                        =========     ========         ========         ==========


See Accompanying Notes to Financial Statements.





                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                            Three months ended                            Nine months ended
                                                     _______________________________                      _________________
                                                     September 30,     September 30,    September 30,       September 30,
                                                              2002             2001              2002           2001
                                                     _____________     _____________    _____________     _________________

Cash Flows From
Operating Activities
    Net (loss)                                         $   (853)         $  (1,265)       $  (3,805)          $ (4,699)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable            $ (3,728)            (1,519)          (1,276)               765
    Increase in officer advances                          4,581              2,784            5,081              3,934
                                                       ________          _________        _________           ________

         Net cash (used in)
            operating activities                       $      0          $       0        $       0           $      0
                                                       ________          _________        _________           ________

Cash Flows From
Investing Activities                                   $      0          $       0        $       0           $      0
                                                       ________          _________        _________           ________

Cash Flows From
Financing Activities
    Issuance of common stock                                  0                  0                0                  0
                                                       ________          _________        _________           ________
         Net cash (used in)
            financing activities                       $      0          $       0        $       0           $      0
                                                       ________          _________        _________           ________


         Net increase (decrease)
            in cash                                    $      0          $       0        $       0           $      0

Cash, beginning of period                                     0                  0                0                  0
                                                       ________          _________        _________           ________
Cash, end of period                                    $      0          $       0        $       0           $      0
                                                       ========          =========        =========           ========


         See Accompanying Notes to Financial Statements.





                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                            Year ended               Oct. 24, 1997
                                                  ______________________________     (inception) to
                                                  December 31,      December 31,     September 30,
                                                          2001              2000          2002
                                                  ____________     _____________     ______________

Cash Flows From
Operating Activities
    Net (loss)                                      $ (6,801)         $(25,553)$          (38,259)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                       1,276                 0                  0
    Increase in officer advances                       5,525            25,553             36,159
                                                    ________          ________         __________

         Net cash (used in)
            operating activities                    $      0          $      0         $   (2,100)
                                                    ________          ________         __________

Cash Flows From
Investing Activities                                $      0          $      0         $        0
                                                    ________          ________         __________


Cash Flows From
Financing Activities
    Issuance of common stock                               0                 0              2,100
                                                    ________          ________         __________

         Net cash (used in)
            financing activities                    $      0          $      0         $    2,100
                                                    ________          ________         __________

         Net increase (decrease)
            in cash                                 $      0          $      0         $        0

Cash, beginning of period                                  0                 0         $        0
                                                    ________          ________         __________
Cash, end of period                                 $      0          $      0         $        0
                                                    ========          ========         ==========

                See Accompanying Notes to Financial Statements.



                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of September 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3. INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2002 is as follows:

             Net operating loss carry forward            $  38,259
             Valuation allowance                         $ (38,259)
                                                         _________

             Net deferred tax asset                      $       0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company has no current business activities and has no assets or operations. The Company has had no preliminary negotiations to effectuate a business combination. The majority shareholders have had preliminary negotiations that, if consummated, may result in a change in control. The Company has been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

         The Company is dependent upon its officers to meet any de minimis costs that it may incur. Richard O. Hassan, Jr., an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. As part of any transaction that may result in the change in control of the Company, Richard O. Hassan, Jr. may forgive the indebtedness owed to him by the Company. The Company will then be dependent upon its new officer and directors or others to meet any costs and expenses incurred.

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

ITEM III.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
                  Security Holders .........................................None

Item 3 -.Defaults by the Company on its
                  Senior Securities ........................................None

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

                  23.1  Consent of Kyle L. Tingle, CPA.
                  99.1  Written Certification of Chief Executive Officer
                  99.2  Written Certification of Chief Financial Officer

                          SIGNATURES AND CERTIFICATION


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 2002        HUILE' OIL & GAS, INC.



                                By: /s/ RICHARD O. HASSAN, JR.
                                    --------------------------
                                        Richard O. Hassan, Jr.
                                        President, Director




                                By: /s/ TRICIA A. WILLIS
                                     -------------------------
                                        Tricia A. Willis
                                        Treasurer and Chief
                                        Financial Officer,
                                        Director

                                  CERTIFICATION


I, Richard O. Hassan, Jr., as the Chief Executive Officer of Huile' Oil & Gas, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Huile' Oil & Gas,
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                           /s/ RICHARD O. HASSAN, JR.
                                                   ___________________________
                                                       Richard O. Hassan, Jr.
                                                       President, Director
                                                       Huile' Oil & Gas, Inc.

                                  CERTIFICATION


I, Tricia A. Willis, as the Chief Financial Officer of Huile' Oil & Gas, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Huile' Oil & Gas,
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                         /s/ TRICIA A. WILLIS
                                                 ___________________________
                                                     Tricia A. Willis
                                                     Treasurer and Chief
                                                     Financial Officer, Director
                                                     Huile' Oil & Gas, Inc.