Form 10KSB
period 2002-12-31
HUILE OIL & GAS INC
filed 2003-03-24
CIK 1119337

Commission File No. 000-31039

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002

    / /   TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Transition Period From __ to __


                             HUILE' OIL & GAS, INC.
        _________________________________________________________________
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

                               $.001 COMMON STOCK
                               __________________
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of December 31, 2002, there were 18,900,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

          State the registrant's revenues for the December 31, 2002 fiscal year:
$-0-.

                                TABLE OF CONTENTS

                                                                          PAGE

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . .

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . .

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .

Item 4.  Submission of Matter to Vote of
         Security Holders . . . . . . . . . . . . . . . . . . . . . . .

Item 5.  Market for Common Registrant Equity and
         Related Stockholder Matter . . . . . . . . . . . . . . . . . .

Item 6.  Management's Discussion and Analysis
         or Plan of Operation . . . . . . . . . . . . . . . . . . . . .

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . .

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act. . . . . . . . . . . . . . .

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . .

Item 11. Security Ownership of Certain
         Beneficial Owners and Management . . . . . . . . . . . . . . .

Item 12. Certain Relationships and
         Related Transactions . . . . . . . . . . . . . . . . . . . . .

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

         Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .

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

         Sections 13 and 5(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

         A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

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

Plan of Operation

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and is not currently engaged in any negotiations regarding any such acquisition. Although the Company's officers and directors (also the majority shareholders) have engaged in preliminary negotiations and discussions with representatives of other companies regarding the possibility of an acquisition or merger between the Company and such other company or a possible change of control, as of the date of this Form 10-KSB, there are no agreements for any merger or acquisition or change of control.

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

         The Company's present intent is that it will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable).

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

         The Company presently occupies office space supplied by a shareholder of the Company at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS.

         There is no litigation pending or threatened by or against the Company.


Item 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

         There has been no matters submitted to the Company's security holders.


Item 5.  MARKET FOR COMMON COMPANY EQUITY AND RELATED STOCKHOLDER MATTER.

         (a) Market Price.

         On January 9, 2002, pursuant to a request by a broker-dealer, the NASD Regulation, Inc. has cleared the broker-dealer's request for the Company's securities to be quoted on the OTC Bulletin Board System.

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

         (b) Holders.

         There are twenty five (25) holders of the Company's Common Stock. On October 31, 1997, the Company issued 2,100,000, (as adjusted for a prior forward stock split) of its Common Stock, for cash. Effective as of the opening of business on November 25, 2002, the Company's Common Stock was "forward split" via a stock dividend on a 8-for-1 basis. The effect was that there is nine (9) shares held by each shareholder of record, the original share and 8 additional shares. The 2,100,000 then outstanding shares of common stock is now 18,900,000 shares of Common Stock, $.001 par value. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

         (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

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

                  (c) Dividends.

         On November 14, 2002, the Company authorized the payment of a dividend on the Common Stock of the Company, and the proper officers of the Company were directed to issue and deliver to the shareholders of record on November 24, 2002, 8 shares for each 1 share held by said shareholders. The 2,100,000 shares then outstanding became 18,900,000 shares of Common Stock. The Company has not paid any cash dividends to date and has no plans to pay any cash dividends in the immediate future..

                  (d) Application of California law.

         Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the Company's Common Stock may be entitled to one vote for each share of Common Stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

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

         The Company has no current business activities and has no assets or operations. The Company currently is not engaged in any preliminary negotiations to effectuate a business combination. The majority shareholders have had preliminary negotiations that, if consummated, may result in a change in control. The Company has been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

         The Company is dependent upon its officers to meet any de minimis costs that it may incur. Richard O. Hassan, Jr., an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. As part of any transaction that may result in the change in control of the Company, Richard O. Hassan, Jr. may forgive the indebtedness owed to him by the Company. The Company will then be dependent upon its new officers and directors or others to meet any costs and expenses incurred.

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


Item 7.  FINANCIAL STATEMENTS.





                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2002
                                DECEMBER 31, 2001

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                    F-1
_______________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                           F-2

   Statements of Income                                                     F-3

   Statements of Stockholders' Equity                                       F-4

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                      F-6 - F-8
_______________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Huile' Oil & Gas, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Huile' Oil & Gas, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period October 24, 1997 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huile' Oil & Gas, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended and the period October 24, 1997 (inception) through December 31, 2002, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC


January 24, 2003
Henderson, Nevada

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                  December 31,    December 31,
                                                     2002             2001
                                                  ____________    ____________


                                     ASSETS
CURRENT ASSETS                                    $          0    $          0
                                                  ____________    ____________

    Total current assets                          $          0    $          0
                                                  ____________    ____________

          Total assets                            $          0    $          0
                                                  ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                              $          0    $      1,276
    Officers advances (Note 7)                          37,233          31,078
                                                  ____________    ____________

          Total current liabilities               $     37,233    $     32,354
                                                  ____________    ____________


STOCKHOLDERS' EQUITY
    Common stock: $.001 par value;
       authorized 25,000,000 shares;
       issued and outstanding:
       18,900,000 shares at December 31, 2001:    $               $     18,900
       18,900,000 shares at December 31, 2002;          18,900
    Additional Paid In Capital                               0               0
    Accumulated deficit during development stage       (56,133)        (51,254)
                                                  ____________    ____________

          Total stockholders' equity              $    (37,233)   $    (32,354)
                                                  ____________    ____________

          Total liabilities and
          stockholders' equity                    $          0    $          0
                                                  ============    ============

See Accompanying Notes to Financial Statements.


                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME



                                                                                              Oct. 24, 1997
                                                           Year ended                        (inception) to
                                          December 31,     December 31,     December 31,      December 31,
                                                  2002             2001              2000             2002
                                         _____________     ____________     _____________     ____________
Revenues                                 $           0     $          0     $           0     $          0

Cost of revenue                                      0                0                 0                0
                                         _____________     ____________     _____________     ____________
          Gross profit                   $           0     $          0     $           0     $          0

General, selling and
  administrative expenses                        4,879            6,801            25,553           39,333
                                         _____________     ____________     _____________     ____________
          Operating (loss)               $      (4,879)    $     (6,801)    $     (25,553)    $    (39,333)

Nonoperating income (expense)                        0                0                 0                0
                                         _____________     ____________     _____________     ____________

  Net (loss)                             $      (4,879)    $     (6,801)    $           0     $    (39,333)
                                         =============     ============     =============     ============

  Net (loss) per share, basic
  and diluted (Note 2)                   $       (0.00)    $     (0.00)     $       (0.00)    $      (0.00)
                                         =============     ============     =============     ============

  Average number of shares
  of common stock outstanding               18,900,000       18,900,000        18,900,000       18,900,000
                                         =============     ============     =============     ============


See Accompanying Notes to Financial Statements.


                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                      Accumulated
                                                                                                       (Deficit)
                                                         Common Stock               Additional           During
                                                ______________________________        Paid-In         Development
                                                     Shares          Amount           Capital            Stage
                                                _____________     ____________     _____________     ____________

Balance, December 31, 1998                         18,900,000     $     18,900     $           0     $    (18,900)

Net (loss), December 31, 1999                                                                                   0
                                                _____________     ____________     _____________     ____________

Balance, December 31, 1999                         18,900,000     $     18,900     $           0     $    (18,900)

April 24, 2000, changed from no
  par value to $.001                                                    (2,079)            2,079
April 24, 2000, forward stock split
  100:1                                                                  2,079            (2,079)
Net (loss), December 31, 2000                                                                             (25,553)
                                                _____________     ____________     _____________     ____________

Balance, December 31, 2000                         18,900,000     $     18,900     $           0     $    (44,453)

Net (loss) December 31, 2001                                                                               (6,801)
                                                _____________     ____________     _____________     ____________

Balance, December 31, 2001                         18,900,000     $     18,900     $           0     $    (51,254)

November 24, 2002, forward stock
  split, 8:1

Net (loss) December 31, 2002                                                                               (4,879)
                                                _____________     ____________     _____________     ____________

Balance, December 31, 2002                         18,900,000     $     18,900     $           0     $    (56,133)
                                                =============     ============     =============     ============


See Accompanying Notes to Financial Statements.


                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                   Oct. 24, 1997
                                                                                Year ended                        (inception) to
                                                               December 31,     December 31,      December 31,     December 31,
                                                                       2002             2001              2000             2002
                                                              _____________     ____________     _____________     ____________

Cash Flows From
Operating Activities
    Net (loss)                                                $      (4,879)    $     (6,801)    $     (25,553)    $    (39,333)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase (decrease ) in accounts payable                         (1,276)           1,276                 0                0
    Increase in officer advances                                      6,155            5,525            25,553           37,233
                                                              _____________     ____________     _____________     ____________

          Net cash (used in)
            operating activities                              $           0     $          0     $           0     $     (2,100)
                                                              _____________     ____________     _____________     ____________
Cash Flows From
Investing Activities                                          $           0     $          0     $           0     $          0
                                                              _____________     ____________     _____________     ____________
Cash Flows From
Financing Activities
    Issuance of common stock                                              0                0                 0            2,100
                                                              _____________     ____________     _____________     ____________
          Net cash (used in)
            financing activities                              $           0     $          0     $           0     $      2,100
                                                              _____________     ____________     _____________     ____________
          Net increase (decrease)
            in cash                                           $           0     $          0     $           0     $          0

Cash, beginning of period                                                 0                0                 0     $          0
                                                              _____________     ____________     _____________     ____________

Cash, end of period                                           $           0     $          0     $           0     $          0
                                                              =============     ============     =============     ============


See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002, 2001, and 2000.

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

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


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

On November 14, 2002, The Company's shareholders approved a forward split of its common stock by way of a stock dividend of eight (8) shares for one (1) share of existing stock for shareholders of record on November 24, 2002. The number of common stock shares outstanding increased from 2,100,000 to 18,900,000. Prior period information has been restated to reflect both stock splits and the change in par value of common stock.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of December 31, 2002, 2001, and 2000, and since inception, the Company had no dilutive potential common shares.


NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2002 is as follows:

         Net operating loss carry forward            $           39,333
         Valuation allowance                         $          (39,333)
                                                     -------------------

         Net deferred tax asset                      $                0

The net federal operating loss carry forward will expire between 2016 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

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


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

                  NAME                    AGES       POSITION

                  Richard O. Hassan, Jr.   45        President/Director
                  25980 Forest Drive
                  Escondido, CA 92026

                  Tricia A. Willis         33        Secretary/Treasurer/
                  9087 S. Yosemite St.,                       Director
                  #1062
                  Fullerton, CA 92835

                  Randall D. Kirwan        43        Director
                  8337 Sedan Avenue
                  West Hills, CA 91304

         The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

         RICHARD O. HASSAN, JR.

         Richard O. Hassan, Jr. is the President and a Director of the Company. >From 1976 to the present Mr. Hassan has been a District Manager for McDonalds, Inc. He is responsible for daily operations of several McDonald restaurants in the San Diego area. Mr. Hassan has been in management with McDonalds for twenty three years. Mr. Hassan holds a Bachelor of Arts from Puget Sound College in Mathematics and Economics.

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

                  Name and
                  Address of                  Amount and
                  Beneficial                  Nature of       Percent
Title of Class    Owner                       Ownership (*)   Of Class
___________________________________________________________________________

Common            Richard O. Hassan, Jr.       5,400,000      28.57%
                  25980 Forest Drive
                  Escondido, CA 92026

Common            Tricia A. Willis             4,500,000      23.80%
                  9087 S. Yosemite St., #1062
                  Fullerton, CA 92835

Common            Randall D. Kirwan            3,150,000      16.66%
                  8337 Sedan Avenue
                  West Hills, CA 91304

Common            All Officers and            13,050,000      69.03%
                  Directors as a Group
                  (three [3] individuals)

         (*) Record and Beneficial Ownership

         The total of the Company's outstanding Common Stock are held by 25 persons.

         (b)      Security Ownership of Management.

         The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

This page left blank

                  Name and                   Amount and
                  Address                    Nature of        Percent
Title of Class    of Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Richard O. Hassan, Jr.       5,400,000       28.57%
                  25980 Forest Drive
                  Escondido, CA 92026

ommon             Tricia A. Willis             4,500,000       23.80%
                  9087 S. Yosemite St., #1062
                  Fullerton, CA 92835

Common            Randall D. Kirwan            3,150,000       16.66%
                  8337 Sedan Avenue
                  West Hills, CA 91304

Common            All Officers and            13,050,000       69.03%
                  Directors as a Group
                  (three [3] individuals)

         (*) Record and Beneficial Ownership


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

         The following document is filed as part of this report:

         23.1     Consent of Kyle L. Tingle, CPA.
         99.1     Certification of Richard O. Hassan, Jr.
         99.2     Certification of Tricia A. Willis

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2003          HUILE' OIL & GAS, INC.



                              By: /s/ RICHARD O. HASSAN
                                  __________________________
                                      Richard O. Hassan, Jr.
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2003          HUILE' OIL & GAS, INC.



                              By: /s/ RICHARD O. HASSAN
                                  __________________________
                                      Richard O. Hassan, Jr.
                                      President

                                     CERTIFICATIONS

I, Richard O. Hassan, certify that:


    1. I have reviewed this annual report on Form 10-KSB of Huile' Oil & Gas,
    Inc;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              /s/ RICHARD O. HASSAN
                                              ___________________________
                                                  Richard O. Hassan, Jr.
                                                  President

Date: March 24, 2003

I, Tricia A. Willis, certify that:

    1. I have reviewed this annual report on Form 10-KSB of Huile' Oil & Gas
    Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              /s/ TRICIA A. WILLIS
                                              ________________________
                                                  Tricia A. Willis
                                                  Treasurer

Date: March 24, 2003