Form 10QSB
period 2003-03-31
HUILE OIL & GAS INC
filed 2003-05-14
CIK 1119337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         At March 31, 2003, there were outstanding 18,900,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS









                             HUILE' OIL & GAS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2003
                                DECEMBER 31, 2002

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                      F-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                           F-6-8
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Huile' Oil & Gas, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Huile' Oil & Gas, Inc. (A Development Stage Company) as of March 31, 2003 and December 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2003, the year ended December 31, 2002, and the period October 24, 1997 (inception) through March 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huile' Oil & Gas, Inc. (A Development Stage Company) as of March 31, 2003 and December 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2003, the year ended December 31, 2002, and the period October 24, 1997 (inception) through March 31, 2003, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC


May 9, 2003
Henderson, Nevada




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                   March 31,      December 31,
                                                                        2003              2002
                                                                 ___________      ____________

                                     ASSETS

CURRENT ASSETS                                                   $       0          $       0
                                                                 _________          _________

            Total current assets                                 $       0          $       0
                                                                 _________          _________

                   Total assets                                  $       0          $       0
                                                                 =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                            $     843          $       0
     Officers advances (Note 7)                                     37,808             37,233
                                                                 _________          _________

            Total current liabilities                            $  38,651          $  37,233
                                                                 _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        18,900,000 shares at December 31, 2002:                  $                  $  18,900
        18,900,000 shares at March 31, 2003;                        18,900
     Additional Paid In Capital                                          0                  0
     Accumulated deficit during development stage                  (57,551)           (56,133)
                                                                 _________          _________


            Total stockholders' equity                           $ (38,651)         $ (37,233)
                                                                 _________          _________


                   Total liabilities and
                   stockholders' equity                          $       0          $       0
                                                                 =========          =========


       See Accompanying Notes to Financial Statements.




                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                                 Oct. 24, 1997
                                                  Three months ended                    Years ended             (inception) to
                                             March 31,          March 31,     December 31,     December 31,          March 31,
                                                  2003             2002              2002             2001                2003
                                         _____________     ____________     _____________     ____________      ______________

Revenues                                 $           0     $          0     $           0     $          0      $          0

Cost of revenue                                      0                0                 0                0                 0
                                         _____________     ____________     _____________     ____________      ____________
          Gross profit                   $           0     $          0     $           0     $          0      $          0

General, selling and
  administrative expenses                        1,418            1,775             4,879            6,801            40,751
                                         _____________     ____________     _____________     ____________      ____________
          Operating (loss)               $      (1,418)    $     (1,775)    $      (4,879)    $     (6,801)      $   (40,751)

Nonoperating income (expense)                        0                0                 0                0                 0
                                         _____________     ____________     _____________     ____________      ____________

  Net (loss)                             $      (1,418)    $     (1,775)    $      (4,879)     $    (6,801)      $   (40,751)
                                         =============     ============     =============     ============      ============

  Net (loss) per share, basic
  and diluted (Note 2)                   $       (0.00)    $     (0.00)     $       (0.00)    $      (0.00)      $     (0.00)
                                         =============     ============     =============     ============      ============

  Average number of shares
  of common stock outstanding               18,900,000       18,900,000        18,900,000       18,900,000        18,900,000
                                         =============     ============     =============     ============      ============


See Accompanying Notes to Financial Statements.



                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                      Accumulated
                                                                                                       (Deficit)
                                                         Common Stock               Additional           During
                                                ______________________________        Paid-In         Development
                                                     Shares          Amount           Capital            Stage
                                                _____________     ____________     _____________     ____________

Balance, December 31, 1998                         18,900,000     $     18,900     $           0     $    (18,900)

Net (loss), December 31, 1999                                                                                   0
                                                _____________     ____________     _____________     ____________

Balance, December 31, 1999                         18,900,000     $     18,900     $           0     $    (18,900)

April 24, 2000, changed from no
  par value to $.001                                                    (2,079)            2,079
April 24, 2000, forward stock
  100:1                                                                  2,079            (2,079)
Net (loss), December 31, 2000                                                                             (25,553)
                                                _____________     ____________     _____________     ____________

Balance, December 31, 2000                         18,900,000     $     18,900     $           0     $    (44,453)

Net (loss) December 31, 2001                                                                               (6,801)
                                                _____________     ____________     _____________     ____________

Balance, December 31, 2001                         18,900,000     $     18,900     $           0     $    (51,254)

November 24, 2002, forward stock
  split, 8:1

Net (loss) December 31, 2002                                                                               (4,879)
                                                _____________     ____________     _____________     ____________

Balance, December 31, 2002                         18,900,000     $     18,900     $           0     $    (56,133)

Net (loss) January 1, 2002 through
  March 31, 2003                                                                                     $     (1,418)
                                                _____________     ____________     _____________     ____________
Balance, March 31, 2003                            18,900,000     $     18,900     $           0     $    (57,551)

                                                =============     ============     =============     ============


See Accompanying Notes to Financial Statements.



                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                 Oct. 24, 1997
                                                  Three months ended                    Years ended             (inception) to
                                             March 31,          March 31,     December 31,     December 31,          March 31,
                                                  2003             2002              2002             2001                2003
                                         _____________     ____________     _____________     ____________      ______________

Cash Flows From
Operating Activities
    Net (loss)                           $     (1,418)     $      (1,775)    $     (4,879)    $     (6,801)    $    (40,751)
    Adjustments to reconcile net (loss)
    to cash (used in) operating
    activities:
    Changes in assets and liabilities
    Increase in accounts payable                  843              1,275           (1,276)           1,276              843
    Increase in officer advances                  575                500            6,155            5,525           37,808
                                         _____________     _____________     ____________     _____________     ____________
          Net cash (used in)
            operating activities         $          0      $           0     $          0     $          0     $     (2,100)
                                         _____________     _____________     ____________     _____________     ____________
Cash Flows From
Investing Activities                     $          0      $           0     $          0     $          0     $          0
                                         _____________     _____________     ____________     _____________     ____________
Cash Flows From
Financing Activities
    Issuance of common stock                        0                  0                0                0            2,100
                                         _____________     _____________     ____________     _____________     ____________
          Net cash (used in)
            financing activities         $          0      $           0     $          0     $          0     $      2,100
                                         _____________     _____________     ____________     _____________     ____________
          Net increase (decrease)
            in cash                      $          0      $           0     $          0     $          0     $          0

Cash, beginning of period                           0                  0                0                0     $          0
                                         _____________     _____________     ____________     _____________     ____________
Cash, end of period                      $          0      $           0     $          0     $          0     $          0
                                         =============     =============     ============     =============     ============


See Accompanying Notes to Financial Statements.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003 and December 31, 2002.

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

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 18,900,000 during 2003, 2002, and since inception. As of March 31, 2003, December 31, 2002, and since inception, the Company had no dilutive potential common shares.

                             HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2003 is as follows:

                  Net operating loss carryforward             $  40,751
                  Valuation allowance                         $ (40,751)
                                                              _________
                  Net deferred tax asset                      $       0

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


                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .................................................None

ITEM 2 - CHANGES IN SECURITIES .............................................None

ITEM 3 - DEFAULTS UPON
         SENIOR SECURITIES .................................................None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS ...........................................................None

ITEM 5 - OTHER INFORMATION

                  (a)      Board Meeting

                  The board held two meetings during the current quarter, each was a special meeting by written consent.

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

                  Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.

                  The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditor prior to the filing of this report. An audit was completed for the period then ended.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits and filed with this report:

                  23.1 Consent of Kyle L. Tingle, CPA.
                  99.1 Certification of President.
                  99.2 Certification of Chief Financial Officer.


                          SIGNATURES AND CERTIFICATION

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003                               HUILE' OIL & GAS, INC.



                                                  By: /s/ RICHARD O. HASSAN, JR.
                                                      __________________________
                                                          Richard O. Hassan, Jr.
                                                          President, Director



                                                  By: /s/ TRICIA A. WILLIS
                                                      __________________________
                                                          Tricia A. Willis
                                                          Treasurer and Chief
                                                          Financial Officer,
                                                          Director

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


Date:  May 13, 2003                                /s/ RICHARD O. HASSAN, JR.
                                                   ___________________________
                                                       Richard O. Hassan, Jr.
                                                       President, Director
                                                       Huile' Oil & Gas, Inc.

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


Date:  May 13, 2003                              /s/ TRICIA A. WILLIS
                                                 ___________________________
                                                     Tricia A. Willis
                                                     Treasurer and Chief
                                                     Financial Officer, Director
                                                     Huile' Oil & Gas, Inc.