Form 10QSB
period 2003-06-30
HUILE OIL & GAS INC
filed 2003-08-14
CIK 1119337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-31039

                               C&D PRODUCTION INC.
                   ____________________________________________
             (Exact name of registrant as specified in its charter)



                  NEVADA                                  88-0438869
      _______________________________                ___________________
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

         6767 Tropicana Avenue, Suite 207
              Las Vegas, Nevada                              89103
   ________________________________________
   (Address of principal executive offices)                (Zip Code)

                             HUILE' OIL & GAS, INC.
           ______________________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


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

At June 30, 2003, there were outstanding 18,900,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                DECEMBER 31, 2002






                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                  F-1
_____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-2

   Statements of Income                                             F-3 - F-4

   Statements of Stockholders' Equity                                     F-5

   Statements of Cash Flows                                         F-6 - F-7

   Notes to Financial Statements                                   F-8 - F-10
_____________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


         To the Board of Directors
         C&D Production Inc.
         f/k/a Huile' Oil & Gas, Inc.
         Las Vegas, Nevada


         I have audited the accompanying balance sheets of C&D Production
         Inc. f/k/a Huile' Oil & Gas, Inc. (A Development Stage Company) as of June 30, 2003 and December 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2003, the six months ended June 30, 2003, the year ended December 31, 2002 and the period October 24, 1997 (inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with auditing standards generally accepted in United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&D Production Inc. f/k/a Huile' Oil & Gas, Inc. (A Development Stage Company) as of June 30, 2003 and December 31, 2002 and the results of its operations and cash flows for the three months ended June 30, 2003, the six months ended June 30, 2003, the year ended December 31, 2002, and the period October 24, 1997 (inception) through June 30, 2003, in conformity with generally accepted accounting principles.

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




         Kyle L. Tingle, CPA, LLC

         August 4, 2003
         Henderson, Nevada



                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                      June 30,     December 31,
                                                                                                          2003             2002
                                                                                                 _____________     ____________
                                                          ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 _____________     ____________


                      Total current assets                                                       $           0     $          0
                                                                                                 _____________     ____________


                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============



                                            LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $           0     $          0
               Officers advances                                                                        40,237           37,233
                                                                                                 _____________     ____________

                      Total current liabilities                                                  $      40,237     $     37,233
                                                                                                 _____________     ____________

          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  18,900,000 shares at December 31, 2002:                                        $                 $     18,900
                  18,900,000 shares at June 30, 2003;                                                   18,900
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (59,137)         (56,133)
                                                                                                 _____________     ____________
                      Total stockholders' equity                                                 $     (40,237)    $    (37,233)
                                                                                                 _____________     ____________


                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============



         See Accompanying Notes to Financial Statements.


                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                             Three months ended                   Six months ended
                                                         June 30,         June 30,          June 30,         June 30,
                                                             2003             2002              2003             2002
                                                    _____________     ____________     _____________     ____________


       Revenues                                     $           0     $          0     $           0     $          0
       Cost of revenue                                          0                0                 0                0
                                                    _____________     ____________     _____________     ____________
                  Gross profit                      $           0     $          0     $           0     $          0
       General, selling and
          administrative expenses                           1,586            1,177             3,004            2,952
                                                    _____________     ____________     _____________     ____________
                  Operating loss                    $      (1,586)    $     (1,177)    $      (3,004)    $     (2,952)

       Nonoperating income (expense)                            0                0                 0                0
                                                    _____________     ____________     _____________     ____________

          Net loss                                  $    (1,586)      $     (1,177)    $     (3,004)     $     (2,952)
                                                    =============     ============     =============     ============


          Net loss per share, basic
          and diluted                               $      (0.00)     $       0.00     $      (0.00)     $      (0.00)
                                                    =============     ============     =============     ============


          Average number of shares
          of common stock outstanding                  18,900,000       18,900,000        18,900,000       18,900,000
                                                    =============     ============     =============     ============


         See Accompanying Notes to Financial Statements.


                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME



                                                                                                                  Oct. 24, 1997
                                                                                         Year ended              (inception) to
                                                                                December 31,      December 31,         June 30,
                                                                                        2002              2001             2003
                                                                                ____________     _____________     ____________
       Revenues                                                                 $          0     $           0     $          0

       Cost of revenue                                                                     0                 0                0
                                                                                ____________     _____________     ____________

                  Gross profit                                                  $          0     $           0     $          0
       General, selling and
          administrative expenses                                                      4,879             6,801           42,337
                                                                                ____________     _____________     ____________
                  Operating loss                                                $     (4,879)    $      (6,801)    $    (42,337)

       Nonoperating income (expense)                                                       0                 0                0
                                                                                ____________     _____________     ____________

          Net loss                                                              $     (4,879)    $     (6,801)     $    (42,337)
                                                                                ============     =============     ============



          Net loss per share, basic
          and diluted                                                           $      (0.00)      $     (0.00)    $      (0.02)
                                                                                ============     =============     ============


          Average number of shares
          of common stock outstanding                                             18,900,000        18,900,000       18,900,000
                                                                                ============     =============     ============


         See Accompanying Notes to Financial Statements.


                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                    Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock               Additional          During
                                                              ______________________________         Paid-In       Development
                                                                   Shares          Amount            Capital          Stage
                                                              _____________     ____________     _____________     ____________

          Balance, December 31, 1998                             18,900,000     $     18,900     $           0     $    (18,900)

          Net loss, December 31, 1999                                                                                         0
                                                              _____________     ____________     _____________     ____________

          Balance, December 31, 1999                             18,900,000     $     18,900     $           0     $    (18,900)

          April 24, 2000, changed from no
              par value to $.001                                                      (2,079)            2,079

          April 24, 2000, forward stock
              100:1                                                                    2,079            (2,079)


          Net loss, December 31, 2000                                                                                   (25,553)
                                                              _____________     ____________     _____________     ____________

          Balance, December 31, 2000                             18,900,000     $     18,900     $           0     $    (44,453)

          Net loss, December 31, 2001                                                                                    (6,801)
                                                              _____________     ____________     _____________     ____________
          Balance, December 31, 2001                             18,900,000     $     18,900     $           0     $    (51,254)

          Net loss, December 31, 2002                                                                                    (4,879)
                                                              _____________     ____________     _____________     ____________
          Balance, December 31, 2002                             18,900,000     $     18,900     $           0     $    (56,133)

          Net loss January 1, 2003 to
          June 30, 2003                                                                                                  (3,004)
                                                              _____________     ____________     _____________     ____________

          Balance, June 30, 2003                                 18,900,000     $     18,900     $           0     $    (59,137)
                                                              =============     ============     =============     ============

         See Accompanying Notes to Financial Statements.


                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                        Three months ended                  Six months ended
                                                                   June 30,         June 30,          June 30,         June 30,
                                                                       2003             2002              2003             2002
                                                              _____________     ____________     _____________    _____________
         Cash Flows From
         Operating Activities
             Net loss                                         $      (1,586)    $     (1,177)    $      (3,004)   $      (2,952)
             Adjustments to reconcile net loss
             to cash (used in) operating activities:
             Changes in assets and liabilities
             Increase in accounts payable                              (843)           1,177                 0            2,452
             Increase in officer advances                             2,429                0             3,004              500
                                                              _____________     ____________     _____________    _____________

                  Net cash (used in)
                     operating activities                     $           0     $          0     $           0    $           0
                                                              _____________     ____________     _____________    _____________
         Cash Flows From
         Investing Activities                                 $           0     $          0     $           0    $           0
                                                              _____________     ____________     _____________    _____________


         Cash Flows From
         Financing Activities
             Issuance of common stock                                     0                0                 0                0
                                                              _____________     ____________     _____________    _____________
                  Net cash (used in)
                     financing activities                     $           0     $          0     $           0     $          0
                                                              _____________     ____________     _____________    _____________


                  Net increase (decrease)
                     in cash                                  $           0     $          0     $           0     $          0
                                                              _____________     ____________     _____________    _____________

         Cash, beginning of period                                        0                0                 0                0
                                                              _____________     ____________     _____________    _____________
         Cash, end of period                                  $           0     $          0     $           0    $           0
                                                              =============     ============     =============    =============

         See Accompanying Notes to Financial Statements.


                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                  Oct. 24, 1997
                                                                                         Year ended              (inception) to
                                                                                December 31,      December 31,         June 30,
                                                                                        2002              2001             2003
                                                                                ____________     _____________     ____________
         Operating Activities
             Net loss                                                           $     (4,879)    $      (6,801)    $    (42,337)
             Adjustments to reconcile net loss
             to cash (used in) operating activities:
             Changes in assets and liabilities
             Increase (decrease ) in accounts payable                                 (1,276)            1,276                0
             Increase in officer advances                                              6,155             5,525           40,237
                                                                                ____________     _____________     ____________
                  Net cash (used in)
                     operating activities                                       $          0     $           0     $     (2,100)
                                                                                ____________     _____________     ____________
         Cash Flows From
         Investing Activities                                                   $          0     $           0     $          0
                                                                                ____________     _____________     ____________
         Cash Flows From
         Financing Activities
             Issuance of common stock                                                      0                 0            2,100
                                                                                ____________     _____________     ____________
                  Net cash (used in)
                     financing activities                                       $          0     $           0     $      2,100
                                                                                ____________     _____________     ____________

                  Net increase (decrease)
                     in cash                                                    $          0     $           0     $          0

         Cash, beginning of period                                                         0                 0     $          0
                                                                                ____________     _____________     ____________

         Cash, end of period                                                    $          0     $           0     $          0
                                                                                ============     =============     ============

        See Accompanying Notes to Financial Statements.

                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS:

         C&D Production Inc. f/k/a Huile' Oil & Gas, Inc. ("Company") was organized October 24, 1997 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage company.

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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003 and 2002, and December 31, 2002.

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

                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002


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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 18,900,000 during 2003, 2002, 2001, and since inception. As of June 30, 2003 and 2002, December 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2003 is as follows:

                  Net operating loss carry forward         $           42,337
                  Valuation allowance                      $          (42,337)
                                                           ___________________

                  Net deferred tax asset                   $                0

                              C&D PRODUCTION INC.
                          F/K/A HUILE' OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002


NOTE 3.  INCOME TAXES (CONTINUED)

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

NOTE 8.  SUBSEQUENT EVENT

         On July 21, 2003, the State of Nevada approved a Certificate of Amendment of Articles of Incorporation of the Company, officially changing the name of the corporation to C&D Production Inc. The Board of Directors of the Company adopted the resolution to amend the articles on June 13, 2003.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company has no current business activities and has no assets or operations. The majority shareholders have engaged in substantive negotiations that, if consummated, may result in a change in control. As of the date hereof, there are no written agreements between the majority shareholders, who are also the officers and directors of the Company, which will result in a change of control and there has been no definitive determination of the terms of any sale or number of shares. As of the date hereof, the Company has had no negotiations to effectuate a business combination; however, the Company's controlling shareholders have been informed by those individuals who desire to acquire control of the Company that a business combination with a British Virgin Island corporation that owns a Republic of China professional advertisement production company would be the proposed acquisition candidate. The officers and directors of the Company have been informed that this production company produces television commercial advertisements for multinational companies.

          The Company has been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 20 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

          With certain extraordinary corporate actions, such as a merger or certain business combinations, amendments to the articles or the like, the Securities Exchange Act of 1934, as amended, prescribes relevant disclosures oriented toward the shareholder action being taken. If required, a proxy relating to such corporate action must afford shareholders an opportunity to vote for, against or abstain from voting. Further, generally, in connection with any solicitation of a proxy directed to shareholders, a proxy statement and proxy form complying with the proxy rules must be filed with the Securities and Exchange Commission if the solicitation pertains to the Company's securities.

          Under Nevada State Law, shareholder approval may also be required depending upon whether the transaction is a merger or share exchange and whether the corporation is a disappearing corporation or a surviving corporation.

          While the actual terms of a transaction to which the Company may be a party to in effectuating a business combination cannot be predicted, it may be expected that it will be desirable to structure the transaction to avoid a proxy solicitation or dissenters rights. The Company's shareholders may not have the right to dissent from a merger unless the shareholders are entitled to vote on the transaction. The Company is subject to all the reporting requirements included in the Securities Exchange Act of 1934, as amended, and it intends to file all agreements and financial statements upon consummation of a business combination whether a proxy statement or proxy form is utilized or not. Any proxy statement and proxy form complying with the Securities Exchange Act of 1934, as amended, and the proxy rules will indicate, among other matters, the stockholders' rights.

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

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings.                                                None

Item 2 -  Changes in Securities.                                            None

Item 3 -  Defaults Upon Senior Securities.                                  None

Item 4 -  Submission of Matters to a Vote of Security.

          Pursuant to the written consent of the holders of a majority of the outstanding shares of common stock in lieu of a meeting and the Board of Directors, the name of the Company was to be changed from "Huile Oil & Gas, Inc." to "C&D Production Inc." The name change become effective upon the filing of a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada on July 21, 2003.

Item 5 -  Other Information

          (a)      Board Meeting

          The board held three meetings during the current quarter, each was a special meeting by written consent.

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

Item 6 -  Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                  23.1   Consent of Kyle L. Tingle, CPA.

                  31.1   Certification  of  President,  pursuant  to  18  U.S.C.
                         Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1   Certification  of  President,  pursuant  to  18  U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          SIGNATURES AND CERTIFICATION

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003                           C&D PRODUCTION INC.



                                          By: /s/ RICHARD O. HASSAN, JR.
                                              ___________________________
                                                  Richard O. Hassan, Jr.
                                                  President, Director



                                          By: /s/ TRICIA A. WILLIS
                                              ___________________________
                                                  Tricia A. Willis
                                                  Treasurer and Chief Financial
                                                  Officer, Director