Form 10QSB
period 2003-09-30
C&D PRODUCTION INC
filed 2003-11-20
CIK 1119337

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2003
                                 __________________

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

                        Commission File Number: 0-31039

                               C&D PRODUCTION INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                 88-0438869
_______________________________                               __________________
(State or other jurisdiction or                                (I.R.S. Employer
incorporation or organization)                                Identification No)


               8F, No. 268 Kwang-Fu South Road, Taipei, Taiwan ROC
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)

                               011-886-2-2705-9051
                           ___________________________
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No
             _____                     _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes                        No
             _____                     _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on November 13, 2003 was 23,047,500.

                                     INDEX


                                                                            PAGE


                      C&D Production Inc. and Subsidiaries
                        (Formerly Huile' Oil & Gas, Inc.)


PART I -          FINANCIAL INFORMATION........................................1

     ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS............................1

     Consolidated Statements of Financial Position as of September 30,
         2003 (unaudited) and December 31, 2002................................1

     Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2003 and 2002..............2

     Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and 2002..............................3

     Consolidated Statements of Changes in Stockholders' Equity................4

     Notes to Condensed Consolidated Financial Statements......................5

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF
                    OPERATIONS................................................13

     ITEM 3.      CONTROLS AND PROCEDURES.....................................16

PART II -         OTHER INFORMATION...........................................17

     ITEM 1.      LEGAL PROCEEDINGS...........................................17

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS...................17

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.............................17

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........17

     ITEM 5.      OTHER INFORMATION...........................................17

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................17

     SIGNATURES...............................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                  Consolidated Statements of Financial Position

                                                       ASSETS
                                                                          September 30, 2003
                                                                              (Unaudited)             December 31, 2002
                                                                          __________________          _________________

Current Assets
         Cash and cash equivalents                                              $362,403                       $0
         Accounts receivable, net                                                628,750                        0
         Other receivables                                                         1,335                        0
         Prepaid expense                                                       2,442,077                        0
                                                                          __________________          _________________
                  Total Current Assets                                         3,434,565                        0
                                                                          __________________          _________________
Fixed Assets, net                                                                380,469                        0
                                                                          __________________          _________________
                  Total Fixed Assets                                             380,469                        0
                                                                          __________________          _________________
Other Assets
         Deposits                                                                     88                        0
         Intangible assets, net                                                  744,027                        0
                                                                          __________________          _________________
                  Total Other Assets                                             744,115                        0
                                                                          __________________          _________________
         Total Assets                                                         $4,559,149                       $0
                                                                          ==================          =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued expenses                                  $619,558                       $0
         Due to related party                                                    984,918                   37,233
         Short term note payable                                                 591,000                        0
                                                                          __________________          _________________
         Total Current Liabilities                                             2,195,476                   37,223
Stockholders' Equity
         Common stock, $.001 par value, 25,000,000
         shares authorized, 23,047,500 and 18,900,000
         issued and outstanding, respectively                                     23,048                   18,900
         Additional paid in capital                                            2,356,779                        0
         Cumulative foreign-exchange translation adjustment                          539                        0
         Retained earnings                                                       (16,693)                 (56,133)
                                                                          __________________          _________________
         Total Stockholders' Equity                                            2,363,673                  (37,233)
                                                                          __________________          _________________
         Total Liabilities and Stockholders' Equity                           $4,559,149                       $0
                                                                          ==================          =================

                                     See  accompanying   notes  to  consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three Months Ended                  Nine Months Ended
                                                     ______________________________     _______________________________
                                                     September 30,    September 30,     September 30,     September 30,
                                                          2003             2002              2003              2002
                                                     _____________    _____________     _____________     _____________

Sales, net                                             $280,081               $0          $280,081                 $0
Cost of Sales                                           212,666                0           212,666                  0
                                                     _____________    _____________     _____________     _____________
     Gross profit                                        67,415                0            67,415                  0

General and administrative expenses                      65,641              853            65,641              3,805
                                                     _____________    _____________     _____________     _____________
     Income (loss) from operations                        1,774             (853)            1,774             (3,805)
                                                     _____________    _____________     _____________     _____________
Other (Income) Expense
     Interest income                                         (6)               0                (6)                 0
     Forgiveness of loan                                (40,237)               0           (40,237)                 0
     Bad debt expense                                         0                0                 0                  0
     Interest expense                                     2,577                0             2,577                  0
                                                     _____________    _____________     _____________     _____________
     Total Other (Income) Expense                       (37,666)               0           (37,666)                 0
                                                     _____________    _____________     _____________     _____________
     Income (loss) before income taxes                   39,440             (853)           39,440             (3,805)

Provision for income taxes                                    0                0                 0                  0
                                                     _____________    _____________     _____________     _____________
     Income (loss)                                      $39,440            ($853)          $39,440             (3,805)
                                                     =============    =============     =============     =============
     Net income (loss) per share
     (basic and diluted)
           Basic                                        $0.002          ($0.000)           $0.002            ($0.000)
           Diluted                                      $0.002          ($0.000)           $0.002            ($0.000)

     Weighted average number of shares
           Basic                                     20,252,446      18,900,000         19,355,736         18,900,000
           Diluted                                   20,252,446      18,900,000         19,355,736         18,900,000


                                     See accompanying notes to consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                             _______________________________________
                                                                             September 30,             September 30,
                                                                                  2003                     2002
                                                                             _____________             _____________

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income (loss)                                                       $39,440                  ($3,805)

Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                              6,379                        0
         Amortization                                                              8,639                        0
         Forgiveness of bad debt                                                 (40,237)                       0
         Cash received in acquisition of subsidiary                              235,365                        0
         Decrease (Increase) in receivables                                      107,343                        0
         Decrease (Increase) in other receivables                                 26,198                        0
         Decrease (Increase) in prepaid expenses                                (221,186)                       0
         Decrease (Increase) in deposit                                              (88)                       0
         (Decrease) Increase in accounts payable
           and accrued expenses                                                 (180,289)                  (1,276)
                                                                             _____________             _____________
         Total Adjustments                                                       (57,876)                  (1,276)
                                                                             _____________             _____________
         Net cash used in operations                                             (18,436)                  (5,081)
                                                                             _____________             _____________

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of intangible assets                                                 0                        0
         Purchase of furniture and equipment                                           0                        0
                                                                             _____________             _____________
         Net cash provided by investing activities                                     0                        0
                                                                             _____________             _____________

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on current portion debt                                               0                        0
         Issuance of short-term debt                                              19,571                        0
         (Decrease) Increase in due to related party                             358,681                    5,081
                                                                             _____________             _____________
         Net cash provided by financing activities                               378,252                    5,081
                                                                             _____________             _____________
         Effect of exchange rate change on cash                                    2,587                        0

         Net change in cash and cash equivalents                                 362,403                        0
                                                                             _____________             _____________
         Cash and cash equivalents at beginning of year                                0                        0
                                                                             _____________             _____________
         Cash and cash equivalents at end of period                             $362,403                       $0
                                                                             =============             =============

         Supplemental cash flows
                  Income tax payments                                                 $0                       $0
                                                                             _____________             _____________
                  Interest payments                                               $2,577                       $0
                                                                             _____________             _____________
                  Purchase of Subsidiary for exchange of stock                $2,360,927                       $0
                                                                             _____________             _____________

          See accompanying notes to consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
           Consolidated Statements of Changes in Stockholders' Equity

                                                               September 30, 2003
                                                                  (Unaudited)           December 31, 2002
                                                               __________________       _________________

Retained (deficits)
         Balance at beginning of year                                 ($56,133)                ($51,254)
         Net income (loss)                                              39,440                   (4,879)
                                                               __________________       _________________
         Balance at end of year                                        (16,693)                 (56,133)
                                                               __________________       _________________

Common stock, par value $.001 (thousands of shares)
         Balance at beginning of year                                   18,900                   18,900
         Stock cancellation                                             (9,681)                       0
         Common stock issued                                            13,829                        0
                                                               __________________       _________________
         Balance at end of year                                         23,048                   18,900
                                                               __________________       _________________

Additional paid in capital
         Balance at beginning of year                                        0                        0
         Stock cancellation                                              9,681                        0
         Issuance of stock                                           2,347,098                        0
                                                               __________________       _________________
         Balance at end of year                                      2,356,779                        0
                                                               __________________       _________________

Cumulative foreign-exchange translation adjustment
         Balance at beginning of year                                        0                        0
         Foreign currency translation                                      539                        0
                                                               __________________       _________________
         Balance at end of year                                            539                        0
                                                               __________________       _________________

Total stockholders' equity at end of year                           $2,363,673                 ($37,233)
                                                               ==================       =================


          See accompanying notes to consolidated financial statements.


                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

C&D Production Inc., formerly Huile' Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Island. C&D Production International was incorporated on November 6, 1998 under the law of Republic of China. C&D Production Group Inc. owns 100% of the capital stock of C&D Production International. Collectively the three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," "we," "our," or "us" mean C&D Production Inc. and its subsidiaries.

On September 4, 2003, C&D Production Group Inc. became a wholly owned subsidiary of C&D Production Inc. through an Exchange Agreement, whereby C&D Production Inc. acquired all of the issued and outstanding capital stock of C&D Production Group Inc. in exchange for 13,828,500 shares of C&D Production Inc.

The Company is a full-service advertising and creative film production agency using ideas and technology to extend concepts across multiple mediums. The Company is currently involved in the creation of feature films and documentaries focusing on mainland China.

The Company operates in an industry characterized by significant competition and rapid technological changes. They will need additional investments and funding in order to complete the development and improvements necessary for growth and planned operations.

The Company, through its acquisition of C&D Production International is no longer considered a development stage company, as it was during the year ended December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION - The accompanying financial statements have been prepared by C&D Production Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2002.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                       (FORMERLY HUILE' OIL & GAS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF CONSOLIDATION - The consolidated financial statements for 2003 include the accounts of C&D Production Inc. and its wholly owned subsidiaries, C&D Production Group Inc. and C&D Production International. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

REVENUE RECOGNITION - Revenue from production of advertising and films is recognized upon completion of the project, and is recorded net of discounts and allowances.

CASH AND CASH EQUIVALENTS - Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management's evaluation of existing economic conditions.

FIXED ASSETS - Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

              Furniture and Fixtures                     5 - 8 years
              Automobile                                 5 years
              Office Equipments                          3 - 8 years
              Building and Improvements                  30 years

CONTINGENCIES - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2003 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

ADVERTISING - Advertising costs are expensed in the year incurred.

ESTIMATES - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

CONCENTRATION OF CREDIT RISK - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year. Concentration of credit risk with respect to trade accounts receivable is primarily from related parties located in Asia. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

STOCK  BASED  COMPENSATION  - The  Company  accounts  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


IMPAIRMENT OF LONG-LIVED ASSETS - On January 1, 2002 the Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

EARNINGS PER SHARE - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

EXCHANGE GAIN (LOSS) - As of September 30, 2003, the transactions of C&D Production Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

TRANSLATION ADJUSTMENTS - As of September 30, 2003, the accounts of C&D Production Inc. - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


As of September 30, 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.02955. The weight-average rate of exchange between NTD and USD was NTD$1 = USD$0.02891.

NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS 141 "Business Combinations". SFAS 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS 141 as of July 1, 2001. The adoption of the new statement had no effect on the consolidated results of operations or financial position of the Company.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to Goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to and has adopted SFAS 142 effective January 1, 2002. The adoption of this pronouncement did not have a material effect to the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS supersedes SFAS 121 and the accounting and reporting provisions of APB 30. SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the statement as of January 1, 2002. Management does not expect the adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 3 - CONCENTRATION

The Company had ten major customers during the nine months ended September 30, 2003. Of the ten customers referred to herein, three customers comprise 41% of the total sales during the nine months ended September 30, 2003. Sales to these customers were approximately $1,164,667. Included in accounts receivable is $164,260 from these customers as of September 30, 2003.

NOTE 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. The balances are insured up to approximately $28,570 and $12,907, respectively. As of September 30, 2003, there was $287,108 in uninsured balances held at these banks.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

                      Land                                   $    53,042
                      Building                                    56,293
                      Office equipment                           447,976
                      Automobile                                 113,856
                                                             _______________
                                                             $   671,167
                      Accumulated depreciation                  (290,698)
                                                             _______________
                                                             $   380,469
                                                             _______________

NOTE 6 - COMPENSATED ABSCENSES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2003 no accumulated vacation liability exists.

NOTE 7 - EXCHANGE AGREEMENT

On September 4, 2003, C&D Production Group Inc. became a wholly owned subsidiary of C&D Production Inc. through an Exchange Agreement. C&D Production Inc. acquired all of the issued and outstanding capital stock of C&D Production Group Inc. pursuant to the Exchange Agreement, by issuing 13,828,500 shares of C&D Production Inc. common stock.

In connection with the exchange and change in control, the officers of C&D Production Inc. resigned and new officers and directors were appointed.

NOTE 8 - STOCK PURCHASE BUSINESS COMBINATION

On September 4, 2003, the Company completed the purchase of C&D Production Group Inc., a full-service advertising and creative film production agency using ideas and technology to extend concepts across multiple medium, by acquiring all of the outstanding capital stock of C&D Production Group Inc. in exchange for 13,828,500 shares of C&D Production Inc.'s common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, C&D Production Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents                                      $   235,000
Accounts receivable                                                736,000
Other current assets                                                27,000
Prepaid expenses                                                 2,220,000
Property, plant, and equipment                                     380,000
Other noncurrent assets                                            748,000
                                                               ___________
Total assets                                                   $ 4,346,000
                                                               ___________
Accounts payable                                               $   772,000
Loan payable                                                       571,000
Other current liabilities                                           28,000
Officer advances                                                   586,000
                                                               ___________
Total liabilities                                              $ 1,957,000
                                                               ___________
Total acquisition cost                                         $ 2,389,000
                                                               ===========

NOTE 9 - DEBT

At September 30, 2003, the Company had notes payable outstanding in the aggregate amount of $591,000. Payable as follows:

           Unsecured note payable to a bank in Taiwan,
           interest at 7.145% per annum, due on
           January 7, 2004                                              $118,200
           Unsecured note payable to a bank in Taiwan,
           interest at 7.145% per annum, due on
           November 5, 2003                                              118,200
           Unsecured note payable to a bank in Taiwan,
           interest at 7.145% per annum, due on
           October 30, 2003                                              147,750
           Unsecured note payable to a bank in Taiwan,
           interest at 7.145% per annum, due on
           October 2, 2003                                               118,200
           Unsecured note payable to a bank in Taiwan,
           interest at 7.145% per annum, due on
           February 8, 2004                                               88,650
                                                                        ________
           Total                                                        $591,000
                                                                        ========

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, shareholders and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of September 30, 2003, the Company has non interest-bearing loans from Chin-Ping Chou, a director, in the amount of $873,203 and from Yun-Yi Tseng, a shareholder of the Company, in the amount of $111,715.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, global economic conditions, particularly in Asia, and decreasing advertising budgets of companies in general.

GENERAL

On September 4, 2003, C&D Production Inc. (the "Company") acquired all of the issued and outstanding capital stock of C&D Production Group Inc. ("C&D Group"), which holds all of the issued and outstanding capital stock of C&D Production International ("C&D International") (the "Acquisition"). The Acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's results of operations have been included in the consolidated financial statements since the date of the Acquisition through the end of the period covered by this report, which is the period from September 4, 2003 through September 30, 2003. The results of operations for C&D International are for the full three- and nine-month periods ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 FOR THE COMPANY AND C&D INTERNATIONAL

SALES. Net sales for the Company for the three months ended September 30, 2003 were $280,081 compared to $0 for the three months ended September 30, 2002. The increase in sales for the three months ended September 30, 2003 was due to the Acquisition. C&D International's net sales for the three months ended September 30, 2003 were $1,086,378 compared to $399,441 for the three months ended September 30, 2002. The increase in net sales was due to the postponement of a significant number of film productions in Asia due to the SARS epidemic. Upon the SARS epidemic clearing, the postponed film productions were completed, which caused much of the net sales year-to-date to be recorded in the third quarter.

COST OF SALES. Cost of sales for the three months ended September 30, 2003 was $212,666 or 75.9% of sales, as compared to $0 during the three months ended September 30, 2002. The increase in cost of sales was due to the Acquisition. C&D International's cost of sales for the three months ended September 30, 2003 was $658,674, or 60.6% of sales, as compared to $332,739, or 83.3% of sales, for the three months ended September 30, 2002. The increase in cost of sales was due to the increase in net sales. The percentage decrease in cost of sales for the three months ended September 30, 2003 as compared to the same period in 2002 was due to higher gross margins associated with film projects completed during the three months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $65,641, or 23.4% of sales, for the three months ended September 30, 2003, as compared to $853 for the three months ended September 30, 2002. The increase was due to the Acquisition. C&D International's general and administrative expenses for the three months ended September 30, 2003 was $295,354 or 27.2% as compared to $113,802, or 28.5% for the three months ended September 30, 2002. The increase in general and administrative expenses was due to an increase in net sales and an increase in independent contractor compensation expenses for film production staff required for more prestigious film productions.

INCOME (LOSS) FROM OPERATIONS. Income from operations for the three months ended September 30, 2003 was $1,774, compared to a net loss from operations for the three months ended September 30, 2002 of ($853). The increase in income from operations was due to the Acquisition. C&D International's income from operations for the three months ended September 30, 2003 was $132,550 as compared to a loss from operations of ($47,100) for the three months ended September 30, 2002. This change was the result of the increase in net sales and higher gross margins associated with film projects completed during the three months ended September 30, 2003.

OTHER (INCOME) EXPENSE. Total other (income) expense was ($37,666) for the three months ended September 30, 2003, as compared to $0 for the three months ended September 30, 2002, or a net change of $37,666 as a result of loans forgiven in the amount of $40,237 in connection with the Acquisition. C&D International's other (income) expense for the three months ended September 30, 2003 was $8,156 as compared to a loss from other (income) expense of $4,664 for the three months ended September 30, 2002.

NET INCOME (LOSS). Net income for the three months ended September 30, 2003 was $39,440 compared to net loss of ($853) for the three months ended September 30, 2002. The increase in net income was due to the Acquisition. C&D International had net income for the three months ended September 30, 2003 of $124,394 as compared to a loss of ($51,864) for the three months ended September 30, 2002 for the reasons primarily described above.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 FOR THE COMPANY AND C&D INTERNATIONAL

SALES. Net sales for the nine months ended September 30, 2003 were $280,081 compared to $0 for the nine months ended September 30, 2002. The increase in sales for the nine months ended September 30, 2003 was due to the Acquisition. C&D International's net sales for the nine months ended September 30, 2003 were $2,881,078 compared to $2,949,990 for the nine months ended September 30, 2002. The decrease in net sales was due to weaker economic conditions in Asia due to the SARS epidemic.

COST OF SALES. Cost of sales for the nine months ended September 30, 2003 was $212,666 or 75.9% of sales, as compared to $0 during the nine months ended September 30, 2002. The increase in cost of sales was due to the Acquisition.

C&D International's cost of sales for the nine months ended September 30, 2003 was $2,185,495, or 74.1% of sales, as compared to $2,431,775 or 82.3% of sales, for the nine months ended September 30, 2002. The decrease in cost of sales was due to the decrease in C&D International's net sales and higher gross margins associated with film projects completed during the nine months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $65,641, or 23.4% of sales, for the nine months ended September 30, 2003, as compared to $3,805 for the nine months ended September 30, 2002. The increase was due to the Acquisition. C&D International's general and administrative expenses for the nine months ended September 30, 2003 were $644,324, or 21.8% of sales, as compared to $526,877, or 17.8% of sales, for the nine months ended September 30, 2002. The increase in general and administrative expenses was due to an increase in independent contractor compensation expenses for film production staff required for more prestigious film productions.

INCOME (LOSS) FROM OPERATIONS. Income from operations for the nine months ended September 30, 2003 was $1,774, compared to a net loss from operations for the nine months ended September 30, 2002 of ($3,805). The increase in income from operations was due to the Acquisition. C&D International's income from operations for the nine months ended September 30, 2003 was $51,259 as compared to loss from operations of ($8,662). This change was the result of the decrease in costs of sales more than offsetting the increase from general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was $(37,666) for the nine months ended September 30, 2003, as compared to $0 for the nine months ended September 30, 2002, or a net change of $37,666 as a result of loans forgiven in the amount of $40,237 in connection with the Acquisition. C&D International's other (income) expense for the nine months ended September 30, 2003 was $26,511 as compared to a loss from other (income) expense of $9,269 for the nine months ended September 30, 2002.

NET INCOME (LOSS). Net income for the nine months ended September 30, 2003 was $39,440 compared to net loss of ($3,805) for the nine months ended September 30, 2002. The increase in net income is due to the Acquisition. C&D International had net income for the nine months ended September 30, 2003 of $24,748 as compared to a loss of ($17,931) for the nine months ended September 30, 2002 for the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $362,403 at September 30, 2003 and $0 at December 31, 2002. The Company's current assets totaled $3,434,565 at September 30, 2003 as compared to $0 at December 31, 2002. The Company's current liabilities were $2,195,476 at September 30, 2003 as compared to $37,233 at December 31, 2002. Working capital at September 30, 2003 was $1,239,089 and $(37,233) at December 31, 2002. The Company believes that its short-term financial needs will be met by existing working capital. During the nine months ended September 30, 2003, net cash used by operating activities was $18,436 as compared to of net cash used by operating activities of $5,081 during the same period in 2002. Cash provided by financing activities was $378,252 and $5,081 for the nine months ended September 30, 2003 and 2002, respectively. The net cash change was $362,403 and $0 for the nine months ended 2003 and 2002, respectively.

Capital expenditures. There were no capital expenditures during the nine months ended September 30, 2003.

Working Capital Requirements. The Company's operations and short term financing currently meet the cash needs of the Company. The Company believes it will be able to generate revenues from production fees to provide the necessary cash flow to meet anticipated working capital requirements. The Company's daily operations are, from time to time, supported by advances from the Company's officers. The Company believes that its production fees will provide adequate working capital for the expenses for its operations. However, the Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion of the Company will be limited by the availability of financing products and raising capital.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls over Financial Reporting.

There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K:

                      The Company filed a current report on Form 8-K on September 5, 2003.

                                   SIGNATURES


                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   C&D Production Inc.


Dated: November 19, 2003           By: /s/ MICHAEL CHOU
                                   _____________________________
                                   Michael Chou
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Dated: November 19, 2003           By: /s/ RACHEL LIN
                                   _____________________________
                                   Rachel Lin
                                   Chief Executive Officer
                                   (Principal Executive Officer)