Form 10KSB
period 2003-12-31
C&D PRODUCTION INC
filed 2004-04-14
CIK 1119337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  ____________
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM __ TO __
                           COMMISSION FILE NO. 0-31039

                              C & D PRODUCTION INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                                                 88-0438869
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   8F, NO. 268 KWANG-FU SOUTH ROAD,                                      N/A
          TAIPEI, TAIWAN, ROC                                         (Zip Code)
(Address of principal executive offices

                Issuer's telephone number: (011) 886-2-2705-9051

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                               $0.001 COMMON STOCK
                                (Title of Class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $1,486,243. The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $49,417,875 based on the closing bid price of $2.79 per share as reported on the OTC Bulletin Board on April 7, 2004. As of April 7, 2004, 25,000,000 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                   Documents incorporated by reference: NONE.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  .....................................................................1

         Item 1.           Description of Business............................1

         Item 2.           Description of Properties..........................6

         Item 3.           Legal Proceedings..................................7

         Item 4.           Submission of Matters to a Vote of Security
                           Holders............................................7

PART II. .....................................................................7

         Item 5.           Market for Registrant's Common Equity and Related
                           Stockholder Matters................................7

         Item 6.           Management's Discussion and Analysis or Plan of
                           Operation..........................................7

         Item 7.           Financial Statements..............................10

         Item 8.           Changes In and Disagreements with Accountants on
                           Accounting and Financial Disclosure...............10

         Item 8A.          Controls and Procedures...........................10

PART III.....................................................................11

         Item 9.           Directors and Officers............................11

         Item 10.          Executive Compensation............................12

         Item 11.          Security Ownership of Certain Beneficial Owners
                           and Management....................................13

         Item 12.          Certain Relationships and Related Transactions....14

         Item 13.          Exhibits and Reports on Form 8-K..................14

         Item 14.          Principal Accounting Fees and Services............14

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         C & D Production Inc. was founded in 1998 and is currently one of the largest professional advertisement production company in Taiwan. We primarily produce and distribute commercial advertisements for large-scale multinational companies such as Ford, Honda, Toyota, Mazda, Jaguar, Wrigley's, 7 - 11 Convenience Stores, Republic of China, Mild Seven Times, Sony Ericsson, Gillette, Makoto Bank, China Airlines, Yamaha and the Government of Thailand. We also offer a broad range of services including video and film production, motion graphic design, 3-D computer design and animation. We also plan to aggressively expand our business to the Mainland Chinese Market.

         C&D Production Inc., formerly Huile Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. Its subsidiary, C&D Production Group Inc., was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the laws of Republic of China. C&D Production Group Inc. owns 100% of the capital stock of C&D Production International. Collectively the three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," "we," "our," or "us" mean C&D Production Inc. and its subsidiaries.

         On September 4, 2003, C&D Production Group Inc. became a wholly owned subsidiary of C&D Production Inc. through an Exchange Agreement, whereby C&D Production Inc. acquired all of the issued and outstanding capital stock of C&D Production Group Inc. in exchange for 13,828,500 shares of C&D Production Inc. (the "Acquisition").

THE MARKET OPPORTUNITY

         According to Zenith Media's Statistical Report, advertising in the Asia-Pacific market region will total US$66.9 billion in the year 2003.

ADVERTISING MARKET

         TAIWAN

         According to the February 2002 issue of Brain Magazine, the number of television advertisements in 2000 and 2001 amounted to 3,329 and 3,618 respectively, and television advertising expenditures reached approximately US$1 billion in 2000, which encompassed 34.01% of the advertising dollars spent in Taiwan during such time. In 2001, due to the economic recession, there was a slight decrease in advertising; approximately US$1 billion (due to fluctuations in the exchange rate), or a 10.76% of negative growth rate. The prevalence rate of cable television in the Taiwanese market reached 78% (ranking top in the Asia-Pacific region), which is an indication that market development is approaching maturation.

         MAINLAND CHINA

         According to annual research published by AC Nielson International Media Headquarters, China's advertising market is growing rapidly, reaching US$11.2 billion in 2001, which represents an increase of 16% from 2000. China's official news agency, Xinhua News Agency, also conducted an advertising market prediction for the next 10 years. Xinhua's report predicted growth in advertising at a rate of 13%, from 80.43 billion RMB Yuan in 2001 to 229 billion RMB Yuan in 2010, with television advertising expected to lead the growth.

         Mainland China has 360 million television viewers, which represents the most in the world. Television advertisements currently represent the largest portion of the advertising market. We believe that Mainland China's advertisement production market is at the stage of initial integration. We expect to expand our business as a result of continuing development of the Mainland China Market.

         TV BROADCASTING AND IMAGE PUBLICATION

         According to the statistics of the Government Information Office of Republic of China, the scale of the Chinese movie-television market in the Asia-Pacific region has already reached US$14 billion in total consumption cost in 2000; and with the integration of various new technologies such as satellite television, cable television, and digital broadcasting, the coverage and influence of the movie-television market will reach every corner of the world.

CURRENT TARGET INDUSTRY AREAS

         While there are diverse markets and opportunities for our television advertisements, we are currently focused on servicing customers in the following industries:

o   Consumer Electronics                    o   Automotive
o   Financial Services & Investments        o   Airlines and Transportation
o   Food and Beverage                       o   Landscape and Architecture

CURRENT OPERATIONS

         ADVERTISING PROJECTS

         As a premier film and multimedia production company, we provide a wide array of services in connection with filming and producing television commercials. There are generally three phases to producing a television commercial: pre-production, filming, and post-production. As the first step in the pre-production process, we meet with the client to understand the client's creative direction and budget for a particular commercial project. We then provide the client with a proposal, which sets forth an estimate of the costs and expenses for the project. Following approval of our proposal, we then hold a pre-production meeting with the client to review specific aspects of the commercial shoot. We then shoot the commercial and manage all post-production matters, which include editing and adding any special effects, musical scores and voice-overs. Once our proposal is accepted by a client, the average commercial takes six to eight weeks to complete.

         The following is a list of the major services we provide in connection with filming and producing a commercial:

     o scouting set locations and procuring all required licenses, paying all related fees and rental costs associated with using a particular set location;

     o hiring the director, art director, film crew, stylists, editors, and all other persons involved in filming and producing the commercial;

     o procuring and/or providing all of the equipment necessary to film the commercial, including lighting and cameras;

     o designing and constructing sets;

     o designing and procuring wardrobe and props;

     o arranging for transportation to and from the set location;

     o providing catering at the set location;

     o obtaining any required film or picture stock footage;

     o hiring and managing animators or special effects persons; and

     o overseeing all aspects of video and audio post-production.

         We leverage our knowledge of the film and television commercial industry to produce high quality, technically sophisticated commercials in a cost efficient manner. We are able to meet a broad range of our clients' needs, from highly technical projects with special effects to more basic, cost sensitive projects.

         Our clients generally are the advertising companies and agencies. We work primarily with 12 advertising agencies, for which we produced over 90 commercial advertisements in 2003. Through these advertising agencies, in 2003 we produced commercials for internationally known companies such as Honda, to regionally prominent companies such as Wan-Tai Bank and Oley.

         FEATURE FILMS AND DOCUMENTARIES

         We are also involved in the creation of feature films and documentaries. The company's first documentary project is a series focusing on China. Totaling over 100 hours, this series is titled Window to China and explores the history and life of China from the days for Marco Polo to modern China emerging as a global economic power.

Additional Planned Titles Include:

     o Chinese Medicine

     o Sights & Sounds of China

     o Tang Dynasty

     o The Silk Road (East meets West)

     o The Smuggler's Route (Tibetan Antelope and Illicit Trade)

         We intend to present these documentaries through our "DVM Digital Video Magazine ("DVM"). DVM is a quarterly "magazine" that will be packaged and shipped as a two DVD set and one audio CD. The contents of the two DVDs will be derived from footage of the documentaries that we shoot.

         We believe that China represents an enormous and diversified revenue source for us. We plan to use the vast artistic canvas and magnificent history of the Chinese culture as the backdrop of a series of full length documentaries. The Window to China campaign is part of our strategy to be further established as a premier film and multimedia production company. In November 2000, we signed a five year exclusive Cooperation Agreement with the Chinese National Geographic Magazine Press formed by the Chinese Academy of Sciences. This agreement provides us with the right to use the scientific research reports, figures and literature data that are accumulated by the Chinese National Geographic Magazine Press for over 50 years. This has enabled us to obtain wide access to various raw data on topics such as natural science and humanities. As a result, we plan to develop material related to Mainland China.

         We plan to distribute the films through a number of international sales channels, including wholesale distributors, retail film outlets and other retail businesses. Contracts for titles can be country exclusive to a sole distributor or sold on a royalty/fee basis.

         We plan to use our existing advertising and production portfolio to offer our film and documentary capabilities which utilizes our core competency.

CUSTOMER LIST

         Through our advertising agency clients, we have filmed and produced television commercials for the following companies, among others:

o   Ford                                           o   Sony Ericsson
o   Toyota                                         o   ASUS Computers
o   Mazda                                          o   Gillette
o   Jaguar                                         o   Wear Fashion Wear
o   KGI Securities                                 o   Macoto Bank
o   Wrigley's                                      o   China Airlines
o   7 - 11 Convenience Stores                      o   Yamaha
o   Government of Republic of China                o   Government of Thailand
o   Mild Seven Times                               o   Super Supau
o   Honda

SALES AND MARKETING

         We have not commenced an advertising or publicity campaign to promote our name or business. All of our business comes through personal contacts that we have made, through recommendations by present clients and through word of mouth.

COMPETITION

         The market for television advertising and independent film production is relatively new, constantly evolving, and competitive in Taiwan and Mainland China. Our competitors include both emerging companies with limited operating histories and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than we do. We expect that competition will intensify in the near future. However, we believe there are significant barriers to entry for our potential competitors.

INTELLECTUAL PROPERTY

         Our trademarks, service marks, trade secrets, proprietary technology and other intellectual property rights distinguish our products and services from those of our competitors, and contribute to its competitive advantage in our target markets. To protect our brand, products and services we rely on a combination of trademark and trade secret laws as well as confidentiality agreements and licensing arrangements with our employees, customers, independent contractors, sponsors and others.

         We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available. Existing laws do not provide complete protection, and monitoring the unauthorized use of our intellectual property.

EMPLOYEES

         We currently have 24 full time employees, of which 16 are engaged in product development, five in sales and marketing, two in finance and one in general administration.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

         We have a limited operating history upon which potential investors may base an evaluation of our prospects and there can be no assurance that we will achieve our objectives. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market such as the market for television advertising and independent films. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers and our ability to implement our growth strategy, especially our sales and marketing efforts.

WE MAY EXPERIENCE FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         We may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in producing or filming television commercials, feature films and documentaries; costs and expenses associated with producing and filming television commercials, feature films and documentaries; the size, sophistication and timing of individual projects; competition and pricing in our industry; fluctuations in our clients' advertising budgets; changes in our personnel and/or the subcontractors we use; changes in regulatory requirements; the mix of television commercials, feature films and documentaries we produce; and general economic conditions. As a result, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

THE ADVERTISING MARKET IN MAINLAND CHINA MIGHT NOT CONTINUE TO DEVELOP AS WE EXPECT, WHICH WOULD LIMIT OUR PROSPECTS

         Our success is highly dependent on the continued growth of the television advertising market in Mainland China. The television advertising market is new and rapidly evolving. Therefore, we cannot assure you that the television advertising and film production market in Mainland China will continue to emerge or become sustainable. If the market for our products fails to grow, develops more slowly than we expect or becomes saturated with competing products or services, then our revenues will not increase and our financial condition may be materially adversely affected.

WE MAY BE UNABLE TO MEET FUTURE CAPITAL REQUIREMENTS, LIMITING OUR ABILITY TO DEVELOP AND EXPAND OPERATIONS

         Based on our estimates of currently available funds and resources, including sales, we believe that we have sufficient cash to continue operations for at least the next 12 months. We may incur unplanned expenses, or we may seek to find more aggressive brand promotion and more rapid expansion, which may require us to raise additional capital. We cannot be certain that additional financing will be available when we require it and to the extent that we require it. If additional funds are unavailable to us, or are not available to us on acceptable terms, we may be unable to fund our expansion, develop or enhance our products or respond to competitive pressures.

IF WE RAISE ADDITIONAL CAPITAL THROUGH THE SALE OF COMMON STOCK, PREFERRED STOCK OR CONVERTIBLE DEBT SECURITIES, THE PERCENTAGE OWNERSHIP OF OUR THEN EXISTING STOCKHOLDERS WILL BE DILUTED

         We have issued common stock, and in the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock. Holders of our common stock do not have preemptive rights. Therefore, issuances of additional securities will dilute the percentage ownership of our stockholders.

OUR FAILURE TO PROTECT OUR PROPRIETARY TECHNOLOGY MAY IMPAIR OUR COMPETITIVE POSITION

         We seek to protect our intellectual property rights through the application for registration of certain copyrights and a number of trademarks and service marks and we intend to introduce new trademarks and service marks.

We cannot be certain that we will be able to adequately protect our intellectual properly rights or that intellectual property laws will be adequate to protect our intellectual property rights. Furthermore, policing the unauthorized use of our intellectual property is difficult, and expensive litigation may be necessary to enforce such rights. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third party copying or use. If we are unsuccessful in protecting our intellectual property, we may have a disadvantage over competitors.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER

         We are dependent on the continued employment and performance of our executive officers and key employees, particularly Michael Chou, our Chief Executive Officer, Secretary and Chairman of the Board. We currently do not have employment agreements with our key employees. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors for qualified personnel have greater resources than we have. We cannot be certain that we will be able to maintain salaries at market levels. Therefore, we cannot be certain that we will be successful in attracting or retaining qualified personnel in the future.

WE MIGHT NOT BE ABLE TO OBTAIN THE SERVICES OF QUALIFIED SUBCONTRACTORS TO ASSIST US IN PRODUCING OUR TELEVISION ADVERTISEMENTS, FEATURE FILMS AND DOCUMENTARIES, LEADING TO DISRUPTION IN PRODUCTION AND DISTRIBUTION OF OUR PRODUCTS TO OUR CUSTOMERS

         In order to meet our requirements under our contracts, we rely on the efforts and skills of subcontractors for production services. There is great competition for the most qualified and competent subcontractors. If we are unable to afford or hire qualified subcontractors the quality of our television advertisements, feature films and documentaries could decline. Such conditions would limit our ability to perform under contracts we have and will have with our customers.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH WE WILL BE UNABLE TO SUCCESSFULLY OPERATE OUR BUSINESS IN THE FUTURE

         Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. To manage our expected growth, we will have to implement and improve our operational and financial systems, and we will have to train and manage our growing employee base. We will also need to maintain and expand our relationships with customers, subcontractors and other third parties. If we are unable to effectively manage our growth, our business may become inefficient and we might not be able to effectively compete with competitors.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

         The market for television advertising and independent film production in Asia is rapidly evolving and highly competitive. Many of our competitors and potential competitors have substantially greater financial, technical, and managerial and marketing resources, longer operating histories, greater name recognition and more established relationship than us. Management expects competition from these and other types of competitors to increase significantly.

ENACTMENT OF NEW LAWS OR CHANGES IN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

         We are currently not required to comply with direct regulation by any domestic or foreign governmental agency. However, it is possible that additional laws may be adopted regarding advertising and film production, any of which could materially harm our business.

ITEM 2.  DESCRIPTION OF PROPERTIES

         On September 1, 2003, we entered into two one-year leases, each of which automatically renews, for our facility at 8F, No. 268 Kwang-fu South Road, Taipei, Taiwan, ROC, which is approximately 3,736 square feet. The aggregate rent is currently US $4,875 per month. We use this facility primarily to produce television commercials. On December 5, 2003, we entered into a three year lease, which terminates on December 4, 2006, for our facility at 10F-4, No. 512, Sec. 4

Chung-Hsiao E. Road, Taipei, Taiwan ROC, which is approximately 2,135 square feet. The rent is currently US $2,330 per month. The facility serves as the production office for DVM.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the OTC Bulletin Board under the symbol CDPI. The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported on such quotation system.

QUARTER ENDING:          HIGH                         LOW

2002
March 31, 2002           $0.01*+                     $0.01*
June 30, 2002             6.00*                       0.01*
September 30, 2002        6.00*                       6.00*
December 31, 2002         6.00*                       0.01*

2003
March 31, 2003           $6.00*                      $0.01*
June 30, 2003             0.01*                       0.01*
September 30, 2003        2.20                        0.01
December 31, 2003         3.00                        2.20

* No trading of our common stock occurred on the OTC Bulletin Board during these periods.

+ Bid information available commencing as of February 11, 2002.

         There were 2,591 record holders of our common stock as of April 7, 2004. We have not declared or paid dividends on our common stock to date and intend to retain future earnings, if any, for use in our business for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the financial statements included in this Form 10-KSB. The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policy:

         REVENUE RECOGNITION

         Revenue from production of advertising is recognized upon completion of the project, and is recorded net of discounts and allowances.

         We will recognize film revenue from the distribution of feature films and documentaries and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                            Year Ended
                                                           December 31,
                                                   ____________________________
                                                   2002(1)                2003
                                                   _______               ______

Revenues                                            N/A                  100.0%
Cost of revenues                                    N/A                   76.2
                                                   _______               ______
Gross profit                                        N/A                   23.8
Selling, general and administrative expenses        N/A                   31.2

Loss from operations                                N/A                    7.4
Net interest income                                 N/A                    *
                                                   _______               ______
Net loss                                            N/A                    5.7
                                                   =======               ======
__________________________

1 In 2002, we did not have any revenues, although, we did have $4,879 in general and administrative expenses. For this reason, percentage comparisons for 2002 are not applicable.

* Less than 1%

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

YEAR ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002 FOR THE COMPANY AND C&D INTERNATIONAL

SALES. Net sales for the year ended December 31, 2003 were $1,486,243 compared to $0 for the year ended December 31, 2002. The increase in sales for the year ended December 31, 2003 was due to the Acquisition. C&D International's net sales for the year ended December 31, 2003 were $4,038,090 compared to approximately $2,550,649 for the year ended December 31, 2002. The increase in net sales was due to an increase in the numbers of television commercials we produced.

COST OF SALES. Cost of sales for the year ended December 31, 2003 was $1,131,828 or 76.2% of sales, as compared to $0 during the year ended December 31, 2002. The increase in cost of sales was due to the Acquisition. C&D International's cost of sales for the year ended December 31, 2003 was $3,067,352, or 76.0% of sales, as compared to approximately $2,099,036 or 82.2% of sales, for the year ended December 31, 2002. The decrease in cost of sales as a percentage of net sales was due to higher gross margins associated with film projects completed during the year ended December 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $464,409, or 31.2% of sales, for the year ended December 31, 2003, as compared to $4,879 for the year ended December 31, 2002. The increase was due to the

Acquisition. C&D International's general and administrative expenses for the year ended December 31, 2003 were $1,032,100, or 25.6% of sales, as compared to approximately $413,075, or 16.2% of sales, for the year ended December 31, 2002. The increase in general and administrative expenses was due to an increase in independent contractor compensation expenses for film production staff required for more prestigious film productions.

INCOME (LOSS) FROM OPERATIONS. Loss from operations for the year ended December 31, 2003 was $(109,994), compared to a loss from operations for the year ended December 31, 2002 of ($4,879). The increase in loss from operations was due to the Acquisition. C&D International's income from operations for the year ended December 31, 2003 was $(61,362) as compared to income from operations of $38,537. This change was the result of an approximate 9% increase in general operating expenses compared to revenue from 2002.

OTHER (INCOME) EXPENSE. Total other (income) expense was $(25,909) for the year ended December 31, 2003 as compared to $0 for the year ended December 31, 2002, as a result of loans forgiven in connection with the Acquisition. C&D International's other (income) expense for the year ended December 31, 2003 was $37,999 as compared to other (income) expense of approximately $4,605 for the year ended December 31, 2002.

NET INCOME (LOSS). Net loss for the year ended December 31, 2003 was $(84,085) compared to net loss of ($4,879) for the year ended December 31, 2002. The increase in net income is due to the Acquisition. C&D International had a net loss for the year ended December 31, 2003 of $(99,178) as compared to net income of approximately $33,932 for the year ended December 31, 2002 for the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $922,421 at December 31, 2003 and $0 at December 31, 2002. The Company's current assets totaled $1,546,541 at December 31, 2003 as compared to $0 at December 31, 2002. The Company's total current liabilities were $3,206,842 at December 31, 2003 as compared to $37,233 at December 31, 2002. Working capital at December 31, 2003 was $(1,660,301) and $(37,233) at
December 31, 2002. The Company believes that its short-term financial needs will be met by existing working capital. During the year ended December 31, 2003, net cash provided by operating activities was $29,401 as compared to net cash provided by operating activities of $0 during the same period in 2002. Cash provided by financing activities was $1,479,506 and $0 for the year ended
December 31, 2003 and 2002, respectively. The net change in cash and cash equivalents was $922,421 and $0 for the year ended 2003 and 2002, respectively.

Capital expenditures. Total capital expenditures during the year ended December 31, 2003 were $590,030.

Working Capital Requirements. The Company's operations and short term financing do not currently meet the cash needs of the Company. The Company believes it will be able to generate revenues from production fees and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. The Company's daily operations are, from time to time, supported by advances from the Company's officers. However, the Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion of the Company will be limited by the availability of financing products and raising capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

FORWARD LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB, under the sections "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

ITEM 7. FINANCIAL STATEMENTS

         Our consolidated financial statements and the footnotes thereto are included in the section beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         a.       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         b.       CHANGES IN INTERNAL CONTROLS:

         There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS

The following table sets forth the names, ages and positions of our executive officers and directors as of March 31, 2004.

         NAME                 AGE    POSITION

         Michael Chou.....     43    Chief Executive Officer, Secretary and
                                     Chairman of the Board
         Rachel Lin.......     31    Administrative and Financial Manager, Chief
                                     Financial Officer
         Dennis Chang.....     37    General Manager and Director
         Mei-Liu Chiang...     38    General Inspector and Director
         Kevin Lin........     44    Director
         Keng-Lien Chou...     36    President and Director

         Executive officers of the Company are appointed at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company other than Michael Chou and Keng-Lien Chou, who are siblings.

         The following is a brief description of each director's and executive officer's business experience:

         MICHAEL CHOU has been our Chief Executive Officer, Secretary and Chairman of the Board since September 2003 and has been the Chief Executive
Officer, Secretary and Chairman of the Board of C&D International since its incorporation in November 1998. From March 1998 to April 2004 Mr. Chou has served as the Asia General Marketing Inspector of MTV Star, the pop music television station in China, and the Creative Inspector of Global Chinese MTV Star Corp. Since July 2001, Mr. Chou has served as the Vice Chief Executive Officer of ERA Movie & TV Corp. From September 1990 to September 1992, he served as the Chief Executive Officer of Hong-Faie Movie.

         RACHEL LIN has been our Administrative and Financial Manager and our Chief Financial Officer since September 2003. She has been the Administration Manager of C&D Production International since its incorporation in November 1998. She also serves as Mr. Chou's executive assistant. Ms. Lin is a member of our board of directors and a member of the board of directors of C&D Production International since September 2003.

         DENNIS CHANG has been our General Manager since September 2003. Mr. Chang has been the General Manager of C&D Production International since April 2001. From 1991 to 2001, Mr. Chang had served as a Inspector in General of Chuang-Yi Co., a commercial production company. Mr. Chang is a member of our board of directors and a member of the board of directors of C&D Production International since September 2003.

         MEI-LIU CHIANG has been our General Inspector since September 2003. Ms. Chiang has been the General Inspector of C&D Production International since 1999. From 1996 to 1999, Ms. Chiang served as an Inspector and producer of Yuang-Dian Co., a company that creates and produces commercial advertisements. Ms. Chiang is a member of our board of directors and a member of the board of directors of C&D Production International since September 2003.

         KEVIN LIN is a member of our board of directors and a member of the board of directors of C&D Production International since September 2003. He has been the Chief Executive Officer of Chyun-Hwa Group, an investment company, since 1999.

         KENG-LIEN CHOU is our President and a member of our board of directors since September 2003 and has served on the board of directors of C&D Production International since July 2000. From May 1999 to 2001, Ms. Chou had served as the Manager of Jun-Jei Corp., an investment company.

BOARD COMMITTEES AND DESIGNATED DIRECTORS

         The Board of Directors currently does not have any committees. As our new Board has only been in place since September 2003, we have not been able to formally establish committees of the Board. The Board of Directors intends, however, to establish the following committees in 2004: a Compensation Committee, an Audit Committee and a Nominating Committee. The Board of Directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission (the "SEC").

                  COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Based on our review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that none of the executive officers and directors listed in Item 9 hereof who received shares of our common stock pursuant to the Exchange Agreement filed a Form 3. Each such executive officer and director intends to make the appropriate filings in 2004.

                                 CODE OF ETHICS

         On April 13, 2004, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and other persons who perform similar functions. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-KSB. Our Code of Business Conduct and Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, during each of our last three fiscal years to the Chief Executive Officer, Secretary and Chairman of the Board. During our latest fiscal year, none of our other officers had salary and bonus greater than $100,000.




                                                          Annual Compensation
                                                ______________________________________     All Other
  Name/Principal Position       Fiscal Year     Salary ($)     Bonus ($)     Other ($)      Comp. ($)
___________________________     ___________     __________     _________     _________      _________

Michael Chou,                      2003           $84,558         $-           $-              $-
  Chief Executive Officer,
  Secretary and Chairman of
  the Board
                                   2002           $94,029         $-           $-                -
                                   2001           $72,973         $-           $-                -


                        OPTION GRANTS IN LAST FISCAL YEAR

         We did not grant any stock options to the named executive officers or any other employees during 2003.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         We did not grant any stock options to the named executive officers or any other employees during 2003 nor do we have any stock options outstanding as of December 31, 2003.

DIRECTOR COMPENSATION

         None of our directors received any compensation or were reimbursed for any fees in connection with each director's service as a member of the Board. Directors are not precluded from serving us in any other capacity and receiving compensation therefore.

EMPLOYMENT AGREEMENTS

         We do not have employment agreements with any of our officers or other employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2003, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and
(iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.




                                                                     SHARES
                                                                  BENEFICIALLY        PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                               OWNED (1)         BENEFICIALLY OWNED

Michael Chou,
  3F, No. 272 Kwang-Fu South Road, Taipei, Taiwan ROC...           2,625,000                9.4%
Rachel Lin
  3F.-1, No.2-14, Lane 75, Liancheng Rd., Jhonghe City,
  Taipei County 235, Taiwan ROC.........................             525,000                1.9%
Dennis Chang
  2F, No. 5 Wen-Ho Road, Taipei, Taiwan ROC.............           1,050,000                3.7%
Mei-Liu Chiang
  No.47, Alley 30, Lane 284, Wusing St., Sinyi District,
  Taipei City 110, Taiwan ROC...........................           1,050,000                3.7%
Keng-Lien Chou
  No.18, Lane 11, Jhulian St., Hsinchu City 300, Taiwan ROC          962,500                3.4%
Kevin Lin
  7F., No.61, Lane 134, Sec. 3, Sinyi Rd., Da-an District,
  Taipei City 106, Taiwan ROC...........................              50,000                 *
All directors and officers
  as a group (6 persons)..................................         6,262,500               22.2%

___________
* Less than one percent.

1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Each of the stockholders listed above received their shares of our common stock under the Exchange Agreement, pursuant to which the shares held by each stockholder in C&D Production Group Inc., a corporation organized under the laws of the British Virgin Islands and currently our wholly-owned subsidiary, were exchanged for and into shares of our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

         We do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Throughout our history, certain members of the Board of Directors, shareholders and general management have made loans to us to cover operating expenses or operating deficiencies. As of December 31, 2003, we have non interest-bearing loans from Michael Chou, our Chief Executive Officer, Secretary and Chairman of the Board, in the amount of $128,941.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         A)  EXHIBITS

         The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

         NUMBER       DESCRIPTION

         2.1 Plan and Agreement of Reorganization by and among C&D Production Group Inc., the Registrant and the Shareholders referred to therein dated as of August 2003 (incorporated herein by reference to Exhibit 2 to the Registrant's 8-K filed with the SEC on September 4, 2003).

         3.1 Articles of Incorporation, as amended, of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB filed with the SEC on July 17, 2000 and to the Registrant's Proxy Statement on Schedule 14C filed with the SEC on June
                       23, 2003).

         3.2          Amended and Restated By-Laws of the Registrant.

         4.1          Specimen Stock Certificate of the Registrant.

         14           Code of Business Conduct and Ethics.

         21           Subsidiaries of the Registrant.

         23.1         Consent of Lichter, Weil & Associates LLP.

         31.1         Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2         Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.


         B)  REPORTS ON FORM 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Aggregate fees billed by Kyle E. Tingle, independent auditor to Huile Oil & Gas (which we were formerly known as until July 2003) during the fiscal year ended December 31, 2002, was $4,879, for which we have not received an itemized break down. Aggregate fees billed by our independent auditors during the fiscal year ended December 31, 2003 were:

AUDIT FEES

         The aggregate fees billed by Lichter, Weil & Associates for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB for fiscal year 2003 was $37,500 and $8,000, respectively.

AUDIT RELATED FEES

         The aggregate fees billed by Lichter, Weil & Associates for services rendered to us during fiscal year ended December 31, 2003 for assurance and related services in connection with the audit or review of our consolidated financial statements rendered during the fiscal year ended December 31, 2003 was $7,500.

TAX FEES

         The aggregate fees billed by Lichter, Weil & Associates for tax services during the fiscal year ended December 31, 2003 was $0.

ALL OTHER FEES

         The aggregate fees billed by Lichter, Weil & Associates for other professional services rendered during the fiscal year ended December 31, 2002 was $0.

PRE-APPROVAL OF SERVICES

         The board pre-approves all services, including audit services, provided by our independent accountants. For audit services, the independent auditor provides the board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board before the audit commences. In 2003, our independent auditor only provided attest services for us.

                               C&D PRODUCTION INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Our financial statements are included in the section beginning on page F-1.

  Independent auditors' report                                               F-2

  Consolidated statements of financial position for the years ended
  December 31, 2003 and 2002                                                 F-3

  Consolidated statements of operations for the years ended December
  31, 2003 and 2002                                                          F-4

  Consolidated statements of cash flows for the years ended December
  31, 2003 and 2002                                                          F-5

  Consolidated statements of changes in stockholders' equity for the
  years ended December 31, 2003 and 2002                                     F-6

  Notes to consolidated financial statements                                 F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
C&D PRODUCTION INC. AND SUBSIDIARIES
Las Vegas, Nevada

We have audited the consolidated statements of financial position of C&D Production Inc., and its subsidiaries as of December 31, 2003 and the related consolidated statements of operations and stockholders' equity and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of C&D Production Inc. as of December 31, 2002, were audited by other auditors whose report dated January 24, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and with International auditing guidelines. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&D Production Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America and International auditing guidelines.

                                                  /s/ Lichter, Weil & Associates

March 11, 2004
San Diego, California



                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                                     2003           2002
                                                                  __________      ________

Current Assets
    Cash and cash equivalents                                     $  922,421      $      0
    Accounts receivable, net                                         305,206             0
    Other receivables                                                  1,326             0
    Prepaid expenses                                                 317,588             0
                                                                  __________      ________
        Total Current Assets                                       1,546,541             0
                                                                  __________      ________

Fixed Assets, net                                                    409,897             0
                                                                  __________      ________
        Total Fixed Assets                                           409,897             0
                                                                  __________      ________

Other Assets
    Deposits                                                           5,986             0
    Production in progress                                         2,749,485             0
    Intangible assets, net                                           709,256             0
                                                                  __________      ________
        Total Other Assets                                         3,464,727             0
                                                                  __________      ________
    Total Assets                                                  $5,421,165      $      0
                                                                  ==========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                         $  939,269      $      0
    Due to related party                                             128,940        37,233
    Deferred revenue                                                 323,063             0
    Short term note payable                                          322,770             0
    Loans Payable                                                  1,492,800             0
                                                                  __________      ________
    Total Current Liabilities                                      3,206,842        37,233

Stockholders' Equity
    Common stock, $.001 par value, 25,000,000 shares
    authorized, 23,047,500 and 18,900,000 issued and
    outstanding, respectively                                         23,048        18,900
    Additional paid in capital                                     2,356,779             0
    Cumulative foreign-exchange translation adjustment               (25,286)            0
    Retained earnings (deficit)                                     (140,218)      (56,133)
                                                                  __________      ________
    Total Stockholders' Equity                                     2,214,323       (37,233)
                                                                  __________      ________
    Total Liabilities and Stockholders' Equity                    $5,421,165      $      0
                                                                  ==========      ========


The accompanying notes are an integral part of these consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                        2003             2002
                                                     ___________      ___________

Revenues                                             $ 1,486,243      $         0

Cost of sales                                          1,131,828                0
                                                     ___________      ___________

    Gross profit                                         354,415                0

General and administrative expenses                      464,409            4,879
                                                     ___________      ___________

    Income (loss from operations)                    $  (109,994)          (4,879)
                                                     ___________      ___________

Other (Income) Expense
    Interest Income                                         (357)               0
    Forgiveness of loan                                  (40,237)               0
    Interest expense                                      14,518                0
    Other expense                                            167                0
                                                     ___________      ___________
    Total Other (Income) Expense                         (25,909)               0
                                                     ___________      ___________
    Income (loss) before income taxes                    (84,085)          (4,879)

Provision for income taxes                                     0                0
                                                     ___________      ___________
    Net income (loss)                                $   (84,085)     $    (4,879)
                                                     ===========      ===========

Net income (loss) per share (basic and diluted)
    Basic                                            $    (0.004)     $    (0.000)
    Diluted                                          $    (0.004)     $    (0.000)

Weighted average number of shares
    Basic                                             20,286,288       18,900,000
    Diluted                                           20,286,288       18,900,000


The accompanying notes are an integral part of these consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                               2003            2002
                                                            __________       ________

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (loss)                                       $  (84,085)      $  (4,879)

Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation                                                24,777              0
    Amortization                                                38,238              0
    Forgiveness of bad debt                                    (40,237)             0
    Decrease (Increase) in receivables                         430,887              0
    Decrease (Increase) in other receivables                    26,207              0
    Decrease (Increase) in prepaid expenses                   (317,588)             0
    Decrease (Increase) in deposit                              (5,986)             0
    (Decrease) Increase in accounts payable and
    accrued expenses                                           131,422         (1,276)
    (Decrease) Increase in due to related party               (497,297)         6,155
    (Decrease) Increase in deferred revenue                    323,063              0
                                                            __________       ________
    Total Adjustments                                          113,486          4,879
                                                            __________       ________
    Net cash provided by operations                             29,401              0
                                                            __________       ________

CASH FLOWS FROM INVESTING ACTIVITIES
    Production in progress                                    (534,668)             0
    Purchase of furniture and equipment                        (55,362)             0
                                                            __________       ________
    Net cash provided by (used in) investing
    activities                                                (590,030)             0
                                                            __________       ________

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on current portion debt                           (268,230)             0
    Issuance of short-term debt                                 19,571              0
    Issuance of loans                                        1,492,800              0
    Cash received in acquisition of subsidiary                 235,365              0
                                                            __________       ________
    Net cash provided by (used in) financing
    activities                                               1,479,506              0
                                                            __________       ________
    Effect of exchange rate change on cash                       3,544              0
    Net change in cash and cash equivalents                    922,421              0
                                                            __________       ________
    Cash and cash equivalents at beginning of year                   0              0
                                                            __________       ________
    Cash and cash equivalents at end of year                $  922,421       $      0
                                                            ==========       ========

    Supplemental cash flows disclosures:
        Interest payments                                   $   14,518              0
                                                            __________       ________
        Purchase of Subsidiary or exchange of stock         $2,360,927       $      0
                                                            __________       ________


The accompanying notes are an integral part of these consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           DECEMBER 31, 2003 AND 2002


                                                            2003             2002
                                                        ___________       ___________

Common stock, number of shares outstanding
    Balance of beginning of period                       18,900,000        18,900,000
    Stock cancellation                                    (9,681,00)                0
    Stock issued                                         13,828,500                 0
                                                        ___________       ___________
    Balance at end of period                             23,047,500        18,900,000
                                                        ===========       ===========

Common stock, par value $.001
    Balance at beginning of year                        $    18,900       $    18,900
    Stock cancellation                                       (9,681)                0
    Common stock issued                                      13,829                 0
                                                        ___________       ___________
    Balance at end of year                                   23,048            18,900
                                                        ___________       ___________

Additional paid in capital
    Balance at beginning of year                                  0                 0
    Stock cancellation                                        9,681                 0
    Issuance of stock                                     2,347,098                 0
                                                        ___________       ___________
    Balance at end of year                                2,356,779                 0
                                                        ___________       ___________

Cumulative foreign-exchange translation adjustment
    Balance at beginning of year                                  0                 0
    Foreign currency translation                            (25,286)                0
                                                        ___________       ___________
    Balance at end of year                                  (25,286)                0
                                                        ___________       ___________

Retained (deficits)
    Balance at beginning of year                            (56,133)          (51,254)
    Net income (loss)                                       (84,085)           (4,879)
                                                        ___________       ___________
    Balance at end of year                                 (140,218)          (56,133)
                                                        ___________       ___________

Total stockholders' equity at end of year               $ 2,214,323       $   (37,233)
                                                        ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.


                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 - NATURE OF OPERATIONS

C&D Production Inc., formerly Huile' Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group, Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the law of the Peoples Republic of China. C&D Production Inc. owns 100% of the outstanding stock of C&D Production Group, Inc. C&D Production Group, Inc. owns 100% of the capital stock of C&D Production International. Collectively the three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," "we," "our," or "us" mean C&D Production Inc. and its wholly owned subsidiaries.

On September 4, 2003, C&D Production Group, Inc. became a wholly owned subsidiary of C&D Production Inc. through an Exchange Agreement, whereby C&D Production Inc. acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. in exchange for 13,828,500 shares of C&D Production Inc.

The Company is a full-service advertising and creative film production agency using ideas and technology to extend concepts across multiple mediums. The
Company is also currently involved in the creation of feature films and documentaries focusing on mainland China.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements for 2003 include the accounts of C&D Production Inc. and its wholly owned subsidiaries, C&D Production Group, Inc. and C&D Production International. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

REVENUE RECOGNITION - Revenue from production of advertising is recognized upon completion of the project, and is recorded net of discounts and allowances.

The Company will recognize film revenue from the distribution of Featured Films and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films" (SOP 00-2).

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROJECT IN PROGRESS - The Company currently has one project under development which we expect to complete in the third quarter of 2004. Costs of production are capitalized as incurred and amortized in accordance SOP 00-2. As of December 31, 2003 $2,749,485 has been accrued.

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:


                 Furniture and Fixtures                5 - 8 years
                 Automobile                            5 years
                 Office Equipment                      3 - 8 years
                 Building and Improvements             30 years

INTANGIBLE ASSETS - Effective July 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the years ended December 31, 2003 and 2002.

Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of December 31, 2003 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

ADVERTISING - Advertising costs are expensed in the year incurred. Advertising expense was $4,529 and $0 for the years ended December 31, 2003 and 2002.

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

CONCENTRATION OF CREDIT RISK - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. Concentration of credit risk with respect to trade accounts receivable is primarily from customers located in Asia. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EXCHANGE GAIN (LOSS) - As of December 31, 2003, the transactions of C&D Production International are denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION ADJUSTMENTS - as of December 31, 2003, the accounts of C&D Production International were maintained and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of December 31, 2003 the exchange rate between NTD and the USD was NTD$1=USD$0.02934. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02903. Total translation adjustment recognized for the year ended December 31, 2003 is (25,287).

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

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


In June 2000, the American Institute of Certified Public Accountants (AICPA) issued SOP-00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributor, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value.

The Company has capitalized film costs and will commence amortization of these costs when the film is anticipated to be released, in the third quarter of 2004.

NOTE 3 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of December 31, 2003, there were no uninsured portions of the balances held at the banks.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4 - FIXED ASSETS

         Fixed assets consist of the following:

                  Land                                    $   52,670
                  Building                                    55,898
                  Office Equipment                           447,030
                  Automobile                                 161,282
                                                          __________
                                                             716,880
                  Accumulated depreciation                  (306,983)
                                                          __________
                                                          $  409,897
                                                          ==========

NOTE 5 - INTANGIBLE ASSETS

         A summary is as follows:



                  Patents and Trademark costs             $1,182,093
                  Less accumulated amortization             (427,837)
                                                          __________
                                                          $  709,256
                                                          ==========

NOTE 6 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2003 no accumulated vacation liability exists.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 7 - EXCHANGE AGREEMENT

On September 4, 2003, C&D Production Group, Inc. became a wholly owned subsidiary of C&D Production Inc. through an Exchange Agreement. C&D Production Inc. acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. pursuant to the Exchange Agreement, by issuing 13,828,500 shares of C&D Production Inc. stock.

In connection with the exchange and change in control, the officers of C&D Production Inc. resigned and new officers and directors were appointed.

NOTE 8 - BUSINESS COMBINATION

On September 4, 2003, the Company completed the purchase of C&D Production Group, Inc., a full-service advertising and creative film production agency using ideas and technology to extend concepts across multiple medium, by acquiring all of the outstanding capital stock of C&D Production Group, Inc. in exchange for 13,828,500 shares of C&D Production Inc.'s common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, C&D Production Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents                                      $  235,000
Accounts receivable                                               736,000
Other current assets                                               27,000
Capitalized production costs                                    2,220,000
Property, plant, and equipment                                    380,000
Other noncurrent assets                                           748,000
                                                               __________
Total assets                                                   $4,346,000
                                                               __________

Accounts payable                                               $  772,000
Loans payable                                                     571,000
Other current liabilities                                          28,000
Officer advances                                                  586,000
                                                               __________
Total liabilities                                              $1,957,000
                                                               __________
Total acquisition cost                                         $2,389,000
                                                               ==========

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 8 - BUSINESS COMBINATION (CONTINUED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of C&D Productions International had occurred at January 1, 2002:

                                                    2003              2002
                                                 __________        __________

     Revenues                                    $4,038,090        $3,768,159
     Net income (loss)                              (84,085)          (69,839)
     Net income (loss) per share--basic              (0.004)           (0.004)
     Net income (loss) per share--diluted            (0.004)           (0.004)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 9 - DEBT

At December 31, 2003, the Company had notes payable outstanding in the aggregate amount of $322,770. Payable as follows:


     Unsecured note payable to a bank in Taiwan,
     interest at 7.145% per annum, due on
     January 7, 2004                             $  117,371

     Unsecured note payable to a bank in Taiwan,
     interest at 7.145% per annum, due on
     February 8, 2004                               117,371

     Unsecured note payable to a bank in Taiwan,
     interest at 7.145% per annum, due on
     April 7, 2004                                   88,028
                                                 __________
     Total                                       $  322,770
                                                 ==========

Note 10 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, shareholders and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of December 31, 2003, the Company has non interest-bearing loans from Michael Chou, the Company's Chief Executive Officer, Secretary and Chairman of the Board, in the amount of $128,941.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


Note 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $54,613 and $0 for December 31, 2003 and 2002. The Company has future minimum lease obligations as follows:

                        2004                    $ 56,057
                        2005                      26,824
                        2006                      27,520
                                                ________
                        Total                   $110,401
                                                ========

GOING CONCERN

As of December 31, 2003 conditions exist that may raise doubt as to the Company's ability to continue as a going concern.

These conditions include a net loss for the year ended December 31, 2003 of $84,085 and negative working capital (current assets less current liabilities) of $1,660,301.

Management has entered into negotiations to convert $1,492,800 of its debt into common stock. The Company is also in discussion with an investment firm for a private placement sale of stock in the amount of $1,119,600. The Company expects to complete the negotiation and receive this amount in the second fiscal quarter of 2004. The Company is also in the final stages of completion on its in-house production and expects to receive revenue from its sale during the year ended December 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 2004


                              C & D PRODUCTIONS INC.


                              By:    /s/ MICHAEL CHOU
                                     ___________________________________________
                                     Michael Chou
                                     Chief Executive Officer, Secretary and
                                     Chairman of the Board
                                     (Principal Executive Officer)


                              By:    /s/ RACHEL LIN
                                     ___________________________________________
                                     Rachel Lin
                                     Administrative and Financial Manager, Chief
                                     Financial Officer
                                     (Principal Financial Officer)

         Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                        TITLE                         DATE

/s/ MICHAEL CHOU       Chief Executive Officer, Secretary     April 14, 2004
__________________     and Chairman of the Board
Michael Chou

/s/ RACHEL LIN         Administrative and Financial           April 14, 2004
__________________     Manager, Chief Financial Officer
Rachel Lin             and Director

                                                              April 14, 2004
/s/ DENNIS CHANG       Director
__________________
Dennis Chang
                                                              April 14, 2004
/s/ MEI-LIU CHIANG     Director
__________________
Mei-Liu Chiang
                                                              April 14, 2004
/s/ KEVIN LIN           Director
__________________
Kevin Lin
                                                              April 14, 2004
/s/ KENG-LIEN CHOU     President and Director
__________________
Keng-Lien Chou

                                INDEX TO EXHIBITS

     NUMBER     DESCRIPTION

     2.1 Plan and Agreement of Reorganization by and among C&D Production Group Inc., the Registrant and the Shareholders referred to therein dated as of August 2003 (incorporated herein by reference to Exhibit 2 to the Registrant's 8-K filed with the SEC on September 4, 2003).

     3.1 Articles of Incorporation, as amended, of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB filed with the SEC on July 17, 2000 and to the Registrant's Proxy Statement on
                Schedule 14C filed with the SEC on June 23, 2003).

     3.2        Amended and Restated By-Laws of the Registrant.

     4.1        Specimen Stock Certificate of the Registrant.

     14         Code of Business Conduct and Ethics.

     21         Subsidiaries of the Registrant.

     23.1       Consent of Lichter, Weil & Associates LLP.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.