Form 10QSB
period 2004-03-31
C&D PRODUCTION INC
filed 2004-05-24
CIK 1119337

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2004


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________

                        Commission File Number: 0-31039

                               C&D PRODUCTION INC.
                               ___________________
        (Exact name of small business issuer as specified in its charter)

                           NEVADA                          88-0438869
                           ______                          __________
(State or other jurisdiction or incorporation    (I.R.S. Employer Identification
   or organization)                                           No)

               8F, NO. 268 KWANG-FU SOUTH ROAD, TAIPEI, TAIWAN ROC (Address of principal executive offices) (Zip Code)

                               011-886-2-2705-9051
                           (Issuer's telephone number)

                                       N/A
               _____________________________________________________
(Former name,former address and former fiscal year,if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]           No [ ]

         The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on May 19, 2004 was 25,000,000.

         Transitional Small Business Disclosure Format (Check One):
         Yes [ ]   No [X]


                                TABLE OF CONTENTS
                                                                                                             PAGE
                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)


PART I -          FINANCIAL INFORMATION.........................................................................1

         Item 1.  Consolidated Financial Statements.............................................................1

                  Consolidated Statements of Financial Position.................................................1

                  Consolidated Statements of Operations  (Unaudited)............................................2

                  Consolidated Statements of Cash Flows  (Unaudited)............................................3

                  Consolidated Statements of Changes in Stockholders' Equity....................................4

                  Notes to Condensed Consolidated Financial Statements..........................................5

         Item 2.  Management's Discussion and Analysis or Plan of Operation....................................12

         Item 3.  Controls and Procedures......................................................................14

PART II -         OTHER INFORMATION............................................................................16

         Item 1.  Legal Proceedings............................................................................16

         Item 2.  Changes in Securities........................................................................16

         Item 3.  Defaults Upon Senior Securities..............................................................16

         Item 4.  Submission of Matters to a Vote of Security Holders..........................................16

         Item 5.  Other Information............................................................................16

         Item 6.  Exhibits and Reports on Form 8-K.............................................................16

                  Signatures...................................................................................17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                       ASSETS
                                                                            March 31, 2004
                                                                              (Unaudited)          December 31, 2003
                                                                            ---------------        -----------------
Current Assets
         Cash and cash equivalents                                               $96,839                 $922,421
         Accounts receivable, net                                                580,200                  305,206
         Other receivables                                                         1,326                    1,326
         Prepaid expenses                                                         53,835                  317,588
                                                                            ---------------        -----------------
                  Total Current Assets                                           732,200                1,546,541
                                                                            ---------------        -----------------

Fixed Assets, net                                                                403,150                  409,897
                                                                            ---------------        -----------------
                  Total Fixed Assets                                             403,150                  409,897
                                                                            ---------------        -----------------
Other Assets
         Deposits                                                                  5,986                    5,986
         Production in Progress                                                2,907,838                2,749,485
         Intangible assets, net                                                  679,185                  709,256
                                                                            ---------------        -----------------
                  Total Other Assets                                           3,593,009                3,464,727
                                                                            ---------------        -----------------
         Total Assets                                                         $4,728,359               $5,421,165
                                                                            ===============        =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued expenses                                  $953,483                 $939,269
         Due to related party                                                     32,306                  128,940
         Deferred revenue                                                         30,138                  323,063
         Short term note payable                                                 120,551                  322,770
         Loans payable                                                           754,441                1,492,800
                                                                            ---------------        -----------------
         Total Current Liabilities                                             1,890,919                3,206,842

Stockholders' Equity
         Common stock, $.001 par value, 25,000,000
         shares authorized, 25,000,000 and 23,047,500
         issued and outstanding at March 31, 2004 and
         December 31, 2003, respectively                                          25,000                   23,048
         Additional paid in capital                                            3,093,186                2,356,779
         Cumulative foreign-exchange translation adjustment                      (28,263)                 (25,286)
         Retained earnings (deficit)                                            (252,483)                (140,218)
                                                                            ---------------        -----------------
         Total Stockholders' Equity                                            2,837,440                2,214,323
                                                                            ---------------        -----------------
         Total Liabilities and Stockholders' Equity                           $4,728,359               $5,421,165
                                                                            ===============        =================


The accompanying notes are an integral part of these consolidated financial statements.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                  --------------------------
                                                  March 31,        March 31,
                                                    2004             2003
                                                  ---------       ----------

Sales, net                                         $738,884               $0
Cost of Sales                                       628,774                0
                                                  ---------       ----------
     Gross profit                                   110,110                0

General and administrative expenses                 217,794            1,418
                                                  ---------       ----------

     Income (loss) from operations                 (107,684)          (1,418)
                                                  ---------       ----------

Other (Income) Expense
     Interest income                                     (1)               0
     Interest expense                                 4,582                0
                                                  ---------       ----------

     Total Other (Income) Expense                     4,581                0
                                                  ---------       ----------

     Income (loss) before income taxes             (112,265)          (1,418)

Provision for income taxes                                0                0
                                                  ---------       ----------
     Income (loss)                                ($112,265)         ($1,418)
                                                  =========       ==========

     Net income (loss) per share
     (basic and diluted)
           Basic                                   ($0.005)         ($0.000)
           Diluted                                 ($0.005)         ($0.000)

     Weighted average number of shares
           Basic                                 25,000,000       18,900,000
           Diluted                               25,000,000       18,900,000


The accompanying notes are an integral part of these consolidated financial statements.



                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                March 31,                 March 31,
                                                                                  2004                     2003
                                                                               ----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income (loss)                                                     ($112,265)                 ($1,418)

Adjustments to reconcile net loss to net cash used in
  operating activities:
         Depreciation                                                             18,764                        0
         Amortization                                                             30,071                        0
         Decrease (Increase) in receivables                                     (274,994)                       0
         Decrease (Increase) in prepaid expenses                                 263,753                        0
         (Decrease) Increase in accounts payable
           and accrued expenses                                                   14,214                      843
         (Decrease) Increase in deferred revenue                                (292,925)                       0
                                                                               ----------                ----------
         Total adjustments                                                      (241,117)                     843
                                                                               ----------                ----------
         Net cash used in operations                                            (353,382)                    (575)
                                                                               ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Production in progress                                                 (158,608)                      --
         Purchase of furniture and equipment                                     (11,071)                       0
                                                                               ----------                ----------
         Net cash (used in) investing activities                                (169,679)                       0
                                                                               ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on current portion debt                                        (202,219)                       0
         (Decrease) Increase in due to related party                             (96,634)                     575
         (Decrease) Increase in loans payable                                   (738,359)                       0
         Sales of common stock                                                   738,359                        0
                                                                               ----------                ----------
         Net cash provided by (used in) financing activities                    (298,853)                     575
                                                                               ----------                ----------
         Effect of exchange rate change on cash                                   (3,668)                       0

         Net change in cash and cash equivalents                                (825,582)                       0
                                                                               ----------                ----------
         Cash and cash equivalents at beginning of year                          922,421                        0
                                                                               ----------                ----------
         Cash and cash equivalents at end of period                              $96,839                       $0
                                                                               ==========                ==========

         Supplemental cash flows
                  Interest payments                                               $3,991                       $0
                                                                               ==========                ==========


The accompanying notes are an integral part of these consolidated financial statements.



                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            March 31, 2004
                                                                             (Unaudited)            December 31, 2003
                                                                            ---------------         -----------------
Common Stock, number of shares outstanding
         Balance at beginning of period                                      $23,047,500              $18,900,000
         Stock cancellation                                                            0               (9,681,000)
         Stock issued                                                          1,952,500               13,828,500
                                                                            ---------------          ----------------
         Balance at end of period                                             25,000,000               23,047,500
                                                                            ===============          ================


Common stock, par value $.001 (thousands of shares)
         Balance at beginning of period                                          $23,048                  $18,900
         Stock cancellation                                                            0                   (9,681)
         Common stock issued                                                       1,952                   13,289
                                                                            ---------------          ----------------
         Balance at end of period                                                $25,000                  $23,048
                                                                            ---------------          ----------------

Additional paid in capital
         Balance at beginning of period                                        2,356,779                        0
         Stock cancellation                                                            0                    9,681
         Issuance of stock                                                       736,407                2,347,098
                                                                            ---------------          ----------------
         Balance at end of period                                              3,093,186                2,356,779
                                                                            ---------------          ----------------

Cumulative foreign-exchange translation adjustment
         Balance at beginning of period                                          (25,286)                       0
         Foreign currency translation                                             (2,977)                 (25,286)
                                                                            ---------------          ----------------
         Balance at end of period                                                (28,263)                 (25,286)
                                                                            ---------------          ----------------

Retained earning (deficit)
         Balance at beginning of period                                         (140,218)                 (56,133)
         Net income (loss)                                                      (112,265)                 (84,085)
                                                                            ---------------          ----------------
         Balance at end of period                                               (252,483)                (140,218)
                                                                            ---------------          ----------------

Total stockholders' equity at end of period                                   $2,837,440               $2,214,323
                                                                            ---------------          ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - NATURE OF OPERATIONS

C&D Production Inc., formerly Huile' Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group, Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the laws of the Republic of China. C&D Production Group, Inc. owns 100% of the capital stock of C&D Production International. Collectively the three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," "we," "our," or "us" mean C&D Production Inc. and its subsidiaries.

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

The market for television advertising and independent film production is relatively new, constantly evolving and highly competitive in Taiwan and Mainland China. The Company will need additional investments and funding in order to complete the development and improvements necessary for planned operations, growth and to remain competitive in the industry.

The Company, through its acquisition of C&D Production International is no longer considered a development stage company, as it was during the year ended December 31, 2002.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION - The accompanying financial statements have been prepared by C&D Production Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented.
Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

BASIS OF CONSOLIDATION - The consolidated financial statements for the quarter ended March 31, 2004 include the accounts of C&D Production Inc. and its wholly owned subsidiaries, C&D Production Group, Inc. and C&D Production International. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

REVENUE RECOGNITION - Revenue from production of advertising is recognized upon completion of the project, and is recorded net of discounts and allowances.

The Company will recognize film revenue from the distribution of feature films and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films" (SOP 00-2).

PROJECT IN PROGRESS - The Company currently has one project under development which it expects to complete in the third quarter of 2004. Costs of production are capitalized as incurred and amortized in accordance SOP 00-2. As of March 31, 2004 $2,907,838 has been capitalized.

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

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2004 and the date of this report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

IMPAIRMENT OF LONG-LIVED ASSETS - On January 1, 2002 the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

EARNINGS PER SHARE - Earnings per share are based on the weighted-average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109 "Accounting for Income Taxes."

EXCHANGE GAIN (LOSS) - As of March 31, 2004, the transactions of C&D Production International denominated in foreign currency is recorded in New Taiwan Dollars ("NTD") at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

TRANSLATION ADJUSTMENTS - As of March 31, 2004, the accounts of C&D Production International were maintained, and its financial statements were expressed, in NTD. Such financial statements were translated into U.S. Dollars ("USD") in accordance with SFAS No. 52, "Foreign Currency Translation," with the NTD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

As of March 31, 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03018. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02986. There is a translation adjustment of ($28,263) recorded on the books for March 31, 2004.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Services Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 141 provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS No. 141 as of July 1, 2001. The adoption of SFAS No. 141 had no effect on the consolidated results of operations or financial position of the Company.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to and has adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30. SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and the Company has adopted SFAS No. 144 as of January 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a material effect on the Company's consolidated financial position or results of operations.

In June 2000, the American Institute of Certified Public Accountants ("AICPA") issued SOP-00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2"), which requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributor, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value.

The Company has capitalized film costs and will commence amortization of these costs in the third quarter of 2004, when the film is anticipated to be released.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 3 - CONCENTRATION

The Company had three major customer during the three months ended March 31, 2004. Of the three customers referred to herein, one customer comprised 85.6% of the total sales during the three months ended March 31, 2004. Sales to this customer were approximately $632,542. Included in accounts receivable is $407,469 from this customer as of March 31, 2004.

Note 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation. As of March 31, 2004, there were no uninsured portions of the balances held at the banks.

Note 5 - FIXED ASSETS

Fixed assets consist of the following as of March 31, 2004:

                 Land                                   $52,570
                 Building                                55,898
                 Office equipment                       459,047
                 Automobile                             161,282
                                                      ---------
                                                       $728,897

                 Accumulated depreciation             (325,747)
                                                      ---------
                                                       $403,150
                                                      ---------

NOTE 6 - INTANGIBLE ASSETS

                  A summary is as follows as of March 31, 2004:

                 Patents and Trademark costs         $1,182,093
                 Less accumulated amortization        (502,908)
                                                     ----------
                                                      $ 679,185
                                                     ==========

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 7 - DEBT

At March 31, 2004, the Company had note payable outstanding in the aggregate amount of $120,551, payable as follows:

          Unsecured note payable to a bank in Taiwan,
          interest at 7.145% per annum, due on February
          8, 2004                                                  $120,551
                                                           -----------------

                                     Total                         $120,551
                                                           =================

Note 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $13,482 and $0 for March 31, 2004 and 2003. The Company has future minimum lease obligations as follows:

                                    2005         $46,834
                                    2006         28,028
                                    2007         21,428
                                                 ---------
                                    Total        $96,290
                                                 =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 2 to the consolidated financial statements included in this Form 10-QSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policy:

REVENUE RECOGNITION

Revenue from production of advertising is recognized upon completion of the project, and is recorded net of discounts and allowances.

We will recognize film revenue from the distribution of feature films and documentaries and related products when earned and reasonably estimable in accordance with Statement of Position-00-2 "Accounting by Producers or Distributors of Films."

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003 FOR THE COMPANY AND C&D INTERNATIONAL

SALES. Net sales for the Company for the three months ended March 31, 2004 were $738,884 compared to $0 for the three months ended March 31, 2003. The increase in sales for the three months ended March 31, 2004 was due to the Acquisition. C&D International's net sales for the three months ended March 31, 2004 were $738,884 compared to $1,043,767 for the three months ended March 31, 2003, a decrease of $304,883, or 29.2%. The decrease in net sales was due to the reduction in demand for film productions during the quarter ended March 31, 2004. The Company plans to generate additional revenue through the distribution of its feature films and related products during the second and third quarters of 2004.

COST OF SALES. Cost of sales for the three months ended March 31, 2004 was $628,774 or 85.1% of sales, as compared to $0 during the three months ended March 31, 2003. The increase in cost of sales was due to the Acquisition. C&D International's cost of sales for the three months ended March 31, 2004 was $628,774, or 85.1% of sales, as compared to $849,010, or 81.3% of sales, for the three months ended March 31, 2003. The decrease in cost of sales of $220,236, or 25.9%, was due to the decrease in sales. Cost of sales did not decrease in exact proportion to sales due to various fixed costs associated with sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $217,794, or 29.5% of sales, for the three months ended March 31, 2004, as compared to $1,418 for the three months ended March 31, 2003. The increase was due to the Acquisition. C&D International's general and administrative expenses for the three months ended March 31, 2004 was $217,794, or 29.5% of sales, as compared to $249,672, or 39.3% of sales, for the three months ended March 31, 2003, a decrease of $31,878, or 12.8%. The decrease in general and administrative expenses was due to a decrease in salaries and other compensation paid as a result of the decrease in film productions during the quarter ended March 31, 2004. General and administrative expenses did not decrease in proportion to sales due to fixed costs of the Company.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended March 31, 2004 was ($107,674), compared to income (loss) from operations for the three months ended March 31, 2003 of ($1,418). The increase in income (loss) from operations was due to the Acquisition. C&D International's income (loss) from operations for the three months ended March 31, 2004 was ($107,684) as compared to ($54,915) for the three months ended March 31, 2003. This change was the result of the decrease in sales for film productions during the quarter ended March 31, 2004.

OTHER (INCOME) EXPENSE. Total other (income) expense was $4,581 for the three months ended March 31, 2004, as compared to $0 for the three months ended March 31, 2003. The increase was due to the Acquisition. C&D International's other (income) expense for the three months ended March 31, 2004 was $4,581 as compared to $8,837 for the three months ended March 31, 2003. This decrease was due to the reduction of interest expenses from bank loans during the quarter ended March 31, 2004.

NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2004 was ($112,265) compared to net income (loss) of ($1,418) for the three months ended March 31, 2003. The increase in income (loss) was due to the Acquisition. C&D International had net income (loss) for the three months ended March 31, 2004 of ($112,265) as compared to net income (loss) of ($63,752) for the three months ended March 31, 2003 for the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $96,839 at March 31, 2004 and $922,421 at December 31, 2003. The Company's total current assets were $732,200 at March 31, 2004 as compared to $1,546,541 at December 31, 2003. The Company's total current liabilities were $1,890,919 at March 31, 2004 as compared to $3,206,842 at December 31, 2003. Working capital at March 31, 2004 was ($1,158,719) and ($1,660,301) at December 31, 2003. During the three months ended March 31, 2004, net cash used in operations was ($353,382) as compared to net cash used in operations of ($575) during the same period in 2003. Net cash used in financing activities was ($298,853), which consisted of payments made for loans during the three months ended March 31, 2004, as compared with net cash provided by financing activities of $575 during the three months ended March 31, 2003. Net change in cash and cash equivalents was ($825,582) and $0 for the first quarter of 2004 and 2003, respectively.

Capital expenditures. Total capital expenditures during the three months ended March 31, 2004 and 2003 were $169,679 and $0, respectively.

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

CURRENCY EXCHANGE FLUCTUATIONS

The accounts of C&D Production International were maintained, and its financial statements were expressed, in New Taiwan Dollars ("NTD"). Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52 ("SFAS No. 52"), "Foreign Currency Translation," with the NTD as the functional currency. According to SFAS No. 52, all assets and liabilities are translated at the current exchange rate, stockholders' equity is translated at historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

At March 31, 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03018. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02986. There is a translation adjustment of ($28,263) recorded on the books of the Company for March 31, 2004.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, under the section "Management's Discussion and Analysis or Plan of Operation," and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 3.   CONTROLS AND PROCEDURES

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

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On January 27, 2004, a majority of the stockholders of the Company adopted separate resolutions that (i) approved increasing the authorized number of shares of the Company's common stock from 25,000,000 to 100,000,000 (the "Authorized Share Increase") and (ii) authorized the Company to file an amendment to its Articles of Incorporation to reflect such Authorized Share Increase. The foregoing resolutions were adopted by written consent in lieu of a special meeting of the stockholders pursuant to Section 78.320 of the Nevada Revised Statues.

                  Stockholders holding in the aggregate 12,613,567 shares of the 25,000,000 shares (50.1%) of the outstanding voting stock of the Company approved the Authorized Share Increase and the related amendment to the Company's Articles of Incorporation. On May 21, 2004, the Company filed a preliminary Information Statement on Schedule 14C with the SEC in connection with the Authorized Share Increase.


ITEM 5.  OTHER INFORMATION

                  The Company does not currently have in place formal procedures by which stockholders may recommend nominees to its board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

                 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K:

            The Company did not file a current report on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES


                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               C&D PRODUCTION INC.
Dated:  May 24, 2004           By: /S/ MICHAEL CHOU
                                   ----------------
                               Michael Chou
                               Chairman of the Board, Chief Executive Officer
                               and Secretary (Principal Executive Officer)

Dated:  May 24, 2004           By: /S/ RACHEL LIN
                                   --------------
                               Rachel Lin
                               Chief Financial Officer and Administrative and
                               Financial Manager (Principal Financial Officer)