Form 10QSB
period 2004-06-30
C&D PRODUCTION INC
filed 2004-08-20
CIK 1119337

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2004
                                                 _____________

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________


                         Commission File Number: 0-31039
                                                 _______


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


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on August 18, 2004 was 25,000,000.

         Transitional Small Business Disclosure Format (Check One):

                         Yes [  ]           No [X]

                                TABLE OF CONTENTS


                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)


                                                                            PAGE


PART I -          FINANCIAL INFORMATION.......................................1

         Item 1.  Consolidated Financial Statements...........................1

                  Consolidated Statements of Financial Position...............1

                  Consolidated Statements of Operations  (Unaudited)..........2

                  Consolidated Statements of Cash Flows  (Unaudited)..........3

                  Consolidated Statements of Changes in Stockholders' Equity..4

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004...............................................5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................11

         Item 3.  Controls and Procedures....................................14

PART II -         OTHER INFORMATION..........................................15

         Item 1.  Legal Proceedings..........................................15

         Item 2.  Changes in Securities......................................15

         Item 3.  Defaults Upon Senior Securities............................15

         Item 4.  Submission of Matters to a Vote of Security Holders........15

         Item 5.  Other Information..........................................15

         Item 6.  Exhibits and Reports on Form 8-K...........................15

                  Signatures.................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                                                           June 30, 2004     December 31, 2003
                                                                            (Unaudited)
                                                                           _____________     _________________

Current Assets
     Cash and cash equivalents                                               $1,178,569         $  922,421
     Accounts receivable, net                                                   392,045            305,206
     Other receivables                                                            1,326              1,326
     Prepaid expenses                                                            52,131            317,588
                                                                             __________         __________
         Total Current Assets                                                 1,624,071          1,546,541
                                                                             __________         __________
Fixed Assets, net                                                               389,954            409,897
                                                                             __________         __________
         Total Fixed Assets                                                     389,954            409,897
                                                                             __________         __________
Other Assets
     Deposits                                                                     5,986              5,986
     Production in progress                                                   3,079,948          2,749,485
     Intangible assets, net                                                     649,340            709,256
                                                                             __________         __________
         Total Other Assets                                                   3,735,274          3,464,727
                                                                             __________         __________
     Total Assets                                                            $5,749,299         $5,421,165
                                                                             ==========         ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses                                   $  856,733         $  939,269
     Due to related party                                                       255,095            128,940
     Deferred revenue                                                                 0            323,063
     Loans payable                                                            1,844,513          1,492,800
     Short term note payable                                                    207,438            322,770
                                                                             __________         __________
     Total Current Liabilities                                                3,163,779          3,206,842

Long-term debt, net of current portion                                          385,234                  0
                                                                             __________         __________
     Total Liabilities                                                        3,549,013          3,206,842
                                                                             __________         __________

Stockholders' Equity
     Common stock, $.001 par value, 25,000,000 shares authorized,
        25,000,000 and 23,047,500 shares issued and outstanding,
        respectively                                                             25,000             23,048
     Additional paid in capital                                               3,093,186          2,356,779
     Cumulative foreign-exchange translation adjustment                         (27,679)           (25,286)
     Retained earnings (deficit)                                               (890,221)          (140,218)
                                                                             __________         __________
     Total Stockholders' Equity                                               2,200,286          2,214,323
                                                                             __________         __________
     Total Liabilities and Stockholders' Equity                              $5,749,299         $5,421,165
                                                                             ==========         ==========

   Please see the notes to these condensed consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended                  Six Months Ended
                                                      ______________________________     ______________________________
                                                      June 30, 2004    June 30, 2003     June 30, 2004    June 30, 2003
                                                      _____________    _____________     _____________    _____________

Sales, net                                             $   668,529      $         0       $ 1,407,413      $         0

Cost of sales                                              826,952                0         1,455,726                0
                                                       ___________      ___________       ___________      ___________
     Gross profit                                         (158,423)               0           (48,313)               0

General and administrative expenses                        507,965            1,586           725,759            3,004
                                                       ___________      ___________       ___________      ___________
     Income (loss) from operations                        (666,388)          (1,586)         (774,072)          (3,004)
                                                       ___________      ___________       ___________      ___________
Other (Income) Expense
     Interest income                                            (2)               0                (3)               0
     Miscellaneous income                                  (29,907)               0           (29,907)               0
     Interest expense                                        1,259                0             5,841                0
                                                       ___________      ___________       ___________      ___________
     Total Other (Income) Expense                          (28,650)               0           (24,069)               0
                                                       ___________      ___________       ___________      ___________
     Income (loss)  before income taxes                   (637,738)          (1,586)         (750,003)          (3,004)

Provision for income taxes                                       0                0                 0                0
                                                       ___________      ___________       ___________      ___________
     Net Income (loss)                                 $  (637,738)     $    (1,586)      $  (750,003)     $    (3,004)
                                                       ===========      ===========       ===========      ===========
     Net income (loss) per share (basic and diluted)
         Basic                                         $    (0.005)     $    (0.000)      $    (0.005)     $    (0.000)
         Diluted                                       $    (0.005)     $    (0.000)      $    (0.005)     $    (0.000)

     Weighted average number of shares
         Basic                                          25,000,000       18,900,000        25,000,000       18,900,000
         Diluted                                        25,000,000       18,900,000        25,000,000       18,900,000

   Please see the notes to these condensed consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six Months Ended
                                                                           __________________________________
                                                                           June 30, 2004        June 30, 2003
                                                                           _____________        _____________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                                       $ (750,003)           $(3,004)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                37,586                  0
     Amortization                                                                59,691                  0
     Decrease (Increase) in receivables                                         (86,839)                 0
     Decrease (Increase) in prepaid expenses                                    265,457                  0
     (Decrease) Increase in accounts payable and accrued expenses               (82,536)                 0
     (Decrease) Increase in deferred revenue                                   (323,063)                 0
                                                                             __________            _______
     Total Adjustments                                                         (129,704)                 0
                                                                             __________            _______
     Net (cash used) in operations                                             (879,707)            (3,004)
                                                                             __________            _______

CASH FLOWS FROM INVESTING ACTIVITIES
     Production in progress                                                    (330,463)                 0
     Purchase of furniture and equipment                                        (16,698)                 0
                                                                             __________            _______
     Net cash (used in) investing activities                                   (347,161)                 0
                                                                             __________            _______

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of short term notes                                 592,672                  0
     Payment of short term notes                                               (322,770)                 0
     Proceeds from loans payable                                                351,713                  0
     Loan from related party                                                    126,155              3,004
     Sale of common stock                                                       738,359                  0
                                                                             __________            _______
     Net cash provided by (used in) financing activities                      1,486,129              3,004
                                                                             __________            _______
     Effect of exchange rate change on cash                                      (3,113)                 0

     Net change in cash and cash equivalents                                    256,148                  0
                                                                             __________            _______
     Cash and cash equivalents at beginning of year                             922,421                  0
                                                                             __________            _______
     Cash and cash equivalents at end of period                              $1,178,569            $     0
                                                                             ==========            =======

     Supplemental cash flows disclosures:
         Interest payments                                                   $    4,729            $     0
                                                                             ==========            =======

   Please see the notes to these condensed consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                           June 30, 2004    December 31, 2003
                                                                            (Unaudited)
                                                                           _____________    _________________

Common stock, number of shares outstanding
     Balance at beginning of period                                          23,047,500         18,900,000
     Stock cancellation                                                               0         (9,681,000)
     Stock issued                                                             1,952,500         13,828,500
                                                                            ___________        ___________
     Balance at end of period                                                25,000,000         23,047,500
                                                                            ===========        ===========

Common stock, par value $.001
     Balance at beginning of year                                           $    23,048        $    18,900
     Stock cancellation                                                               0             (9,681)
     Common stock issued                                                          1,952             13,829
                                                                            ___________        ___________
     Balance at end of period                                                    25,000             23,048
                                                                            ___________        ___________

Additional paid in capital
     Balance at beginning of year                                             2,356,779                  0
     Stock cancellation                                                               0              9,681
     Issuance of stock                                                          736,407          2,347,098
                                                                            ___________        ___________
     Balance at end of period                                                 3,093,186          2,356,779
                                                                            ___________        ___________

Cumulative foreign-exchange translation adjustment
     Balance at beginning of year                                               (25,286)                 0
     Foreign currency translation                                                (2,393)           (25,286)
                                                                            ___________        ___________
     Balance at end of period                                                   (27,679)           (25,286)
                                                                            ___________        ___________

Retained (deficits)
     Balance at beginning of year                                              (140,218)           (56,133)
     Net income (loss)                                                         (750,003)           (84,085)
                                                                            ___________        ___________
     Balance at end of period                                                  (890,221)          (140,218)
                                                                            ___________        ___________

Total stockholders' equity at end of period                                 $ 2,200,286        $ 2,214,323
                                                                            ===========        ===========

   Please see the notes to these condensed consolidated financial statements.


                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1 - NATURE OF OPERATIONS

C&D Production, Inc., formerly Huile' Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group, Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the laws of the Republic of China. C&D Production Group, Inc. owns 100% of the capital stock of C&D Production International. Collectively the three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," "we," "our," or "us" mean C&D Production, Inc. and its subsidiaries.

On September 4, 2003, C&D Production Group, Inc. became a wholly owned subsidiary of C&D Production, Inc. through an Exchange Agreement, whereby C&D Production, Inc. acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. in exchange for 13,828,500 shares of C&D Production, Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION - The accompanying financial statements have been prepared by C&D Production, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2003.

BASIS OF CONSOLIDATION - The consolidated financial statements for 2004 include the accounts of C&D Production, Inc. and its wholly owned subsidiaries, C&D Production Group, Inc. and C&D Production International. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROJECT IN PROGRESS - In June 2000, the American Institute of Certified Public Accountants (AICPA) issued SOP-00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributor, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value.

The Company currently has one project under development which it expects to complete in the third quarter of 2004. Costs of production are capitalized as incurred and amortized in accordance SOP 00-2. As of June 30, 2004, $2,754,524 has been capitalized.

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

ADVERTISING - Advertising costs are expensed in the year incurred.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EXCHANGE GAIN (LOSS) - As of June 30, 2004, the transactions of C&D Production, Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

TRANSLATION ADJUSTMENTS - As of June 30, 2004, the accounts of C&D Production, Inc. - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of June 30, 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.02963. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02995. There is a translation adjustment of ($27,679) recorded on the books for June 30, 2004.

NOTE 3 - CONCENTRATION

The Company had five major customer during the six months ended June 30, 2004. Of the five customers referred to herein, one customer comprised 45.2% of the total sales during the six months ended June 30, 2004. Sales to this customer were approximately $637,072. Included in accounts receivable is $202,128 from this customer as of June 30, 2004.

NOTE 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of June 30, 2004, there were no uninsured portions of the balances held at the banks.

NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following as of June 30, 2004:

     Land                                            $   52,670
     Building                                            55,898
     Office equipment                                   464,674
     Automobile                                         161,282
                                                     __________
                                                     $  734,524

     Accumulated depreciation                          (344,570)
                                                     __________
                                                     $  389,954
                                                     ==========
NOTE 6 - INTANGIBLE ASSETS

         A summary is as follows as of June 30, 2004:

     Patents and Trademark costs                     $1,182,093
     Less accumulated amortization                     (532,753)
                                                     __________
                                                     $  649,340
                                                     ==========

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 7 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2004, vacation liability exists in the amount of $10,112.

NOTE 8 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of June 30, 2004, the Company has a non interest-bearing loan from Chin-Ping Chou, the Company's Chairman of the Board, Chief Executive Officer and Secretary, in the amount of $255,055.

NOTE 9 - DEBT

At June 30, 2004, the Company had notes payable outstanding in the aggregate amount of $592,672, payable as follows:


Unsecured note payable to a bank in Taiwan,
interest at 5.47% per annum, due on
December 31, 2004                                      $  207,438

Unsecured note payable to a bank in Taiwan,
interest at 5.47% per annum, due on
November 10, 2005                                         237,067

Unsecured note payable to a bank in Taiwan,
interest at 5.47% per annum, due on
November 19, 2005                                         148,167
                                                       __________
                                                          592,672

                  Current portion                         207,438

                  Long-term portion                    $  385,234
                                                       ==========

NOTE 10 - LOAN PAYABLE

As of June 30, 2004, the Company has a loan payable to an investment banking firm of $1,844,513. The terms of this note is currently being negotiated and therefore the total amount has been classified as a current liability. See Note 12, Subsequent Events.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004



NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases three office facilities under operating leases that terminates on various dates. Rental expense for these leases consisted of $37,101 and $0 for June 30, 2004 and 2003. The Company has future minimum lease obligations as follows:

     2005                  $   34,849
     2006                      27,737
     2007                      14,046
                           __________
     Total                 $   76,632
                           ==========

NOTE 12 - SUBSEQUENT EVENTS

In January 2004, the Company's Board of Directors and a majority of its shareholders approved and recommended that the Company's Articles of Incorporation be amended to increase the number of authorized shares of common stock, par value $0.001 (the "Common Stock"), from 25,000,000 to 100,000,000. On August 4, 2004, the Company filed an amendment to its Information Statement on
Schedule 14C in connection with increasing the number of authorized shares of Common Stock from 25,000,000 to 100,000,000.

In August 2004, the Company's Board of Directors also approved the issuance of 5,000,000 shares of Common Stock as consideration for the conversion in full of a loan payable to a third party in the aggregate amount of approximately $1,857,500 (as described in Note 10 above). On August 17, 2004, the Company and nine investors executed a Stock Purchase Agreement pursuant to which the loan payable will be converted into 5,000,000 shares of Common Stock at a price of approximately $.3715 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 FOR THE COMPANY AND C&D INTERNATIONAL

SALES. Net sales for the Company for the three months ended June 30, 2004 were $668,529 compared to $0 for the three months ended June 30, 2003. The increase in sales for the three months ended June 30, 2004 was due to the Acquisition. C&D International's net sales for the three months ended June 30, 2004 were $668,529 compared to $762,373 for the three months ended June 30, 2003, a decrease of $93,844, or 12.3%. The decrease in net sales was due to the reduction in demand for film productions during the quarter ended June 30, 2004. The Company plans to generate additional revenue through the distribution of its feature films and related products during the third and fourth quarters of 2004.

COST OF SALES. Cost of sales for the three months ended June 30, 2004 was $826,952, or 123.7% of net sales, as compared to $0 during the three months ended June 30, 2003. The increase in cost of sales was due to the Acquisition. C&D International's cost of sales for the three months ended June 30, 2004 was $826,896, or 123.7% of sales, as compared to $687,744, or 90.2% of sales, for the three months ended June 30, 2003. The increase in cost of sales of $139,152, or 20.2%, was due to the increase in production costs, such as shooting fees and wages for actors. Cost of sales increased while sales decreased due to higher labor costs than the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $507,965 or 76% of net sales, for the three months ended June 30, 2004, as compared to $1,586 for the three months ended June 30, 2003. The increase was due to the Acquisition. C&D International's general and administrative expenses for the three months ended June 30, 2004 was $507,965, or 75.9% of sales, as compared to $101,523, or 13.3% of sales, for the three months ended June 30, 2003, an increase of $406,442, or 400.3%. The increase in general and administrative expenses was due to an increase in salaries and other related expenses as a result of C&D International working on a higher-end, higher-cost DVD project during the quarter ended June 30, 2004. General and administrative expenses increased while sales decreased due to expenses incurred in connection with the in-house DVD project combined with the fact that as of June 30, 2004, C&D International had not published any DVDs and, therefore, had not generated any sales from the project.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended June 30, 2004 was ($666,388), compared to income (loss) from operations for the three months ended June 30, 2003 of ($1,586). The increase in income (loss) from operations was due to the Acquisition. C&D International's income (loss) from operations for the three months ended June 30, 2004 was ($666,332) as compared to ($26,895) for the three months ended June 30, 2003. This change was the result of the decrease in sales for commercial film productions during the quarter ended June 30, 2004.

OTHER (INCOME) EXPENSE. Total other (income) expense was ($28,650) for the three months ended June 30, 2004, as compared to $0 for the three months ended June 30, 2003. The increase was due to the Acquisition. C&D International's other (income) expense for the three months ended June 30, 2004 was ($28,647) as compared to $9,635 for the three months ended June 30, 2003. This increase in other income was due to C&D International recognizing as other income a production security deposit it retained subsequent to a film project being cancelled during the quarter ended June 30, 2004.

NET INCOME (LOSS). Net income (loss) for the three months ended June 30, 2004 was ($637,738) compared to net income (loss) of ($1,586) for the three months ended June 30, 2003. The increase in income (loss) was due to the Acquisition. C&D International had net income (loss) for the three months ended June 30, 2004 of ($637,685) as compared to net income (loss) of ($36,530) for the three months ended June 30, 2003 for the reasons primarily described above.

FOR SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 FOR THE COMPANY AND C&D INTERNATIONAL

SALES. Net sales for the Company for the six months ended June 30, 2004 were $1,407,413 compared to $0 for the six months ended June 30, 2003. The increase in sales for the six months ended June 30, 2004 was due to the Acquisition. C&D International's net sales for the six months ended June 30, 2004 were $1,407,413 compared to $1,806,139 for the six months ended June 30, 2003, a decrease of $398,726, or 22.1%. The decrease in net sales was due to the reduction in demand for film productions during the six months ended June 30, 2004.

COST OF SALES. Cost of sales for the six months ended June 30, 2004 was $1,455,726 or 103.4% of net sales, as compared to $0 during the six months ended June 30, 2003. The increase in cost of sales was due to the Acquisition. C&D International's cost of sales for the six months ended June 30, 2004 was $1,455,670, or 103.4% of sales, as compared to $1,536,754, or 85.1% of sales, for the six months ended June 30, 2003. The decrease in cost of sales of $81,084, or 5.3%, was due to the decrease in sales. Cost of sales did not decrease in exact proportion to sales due to various fixed costs associated with sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $725,759 or 51.6% of net sales, for the six months ended June 30, 2004, as compared to $3,004 for the six months ended June 30, 2003. The increase was due to the Acquisition. C&D International's general and administrative expenses for the six months ended June 30, 2004 were $725,759, or 51.6% of sales, as compared to $351,195, or 19.4% of sales, for the six months ended June 30, 2003, an increase of $374,564, or 106.7%. The increase in general and administrative expenses was due to an increase in salaries and other related expenses as a result of C&D International working on a higher-end, higher-cost DVD project during the six months ended June 30, 2004. General and administrative expenses did not decrease in proportion to sales due to the in-house DVD project and the related increase in expenses combined with the fact that as of June 30, 2004, C&D International had not published any DVDs and, therefore, had not generated any sales from the project.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the six months ended June 30, 2004 was ($774,072), compared to income (loss) from operations for the six months ended June 30, 2003 of ($3,004). The increase in income
(loss) from operations was due to the Acquisition.  C&D  International's  income
(loss) from operations for the six months ended June 30, 2004 was ($774,016) as compared to ($81,810) for the six months ended June 30, 2003. This change was the result of the decrease in sales for film productions during the six months ended July 30, 2004 and increased fixed costs of sales and general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was ($24,069) for the six months ended June 30, 2004, as compared to $0 for the six months ended June 30, 2003. The increase was due to the Acquisition. C&D International's other (income) expense for the six months ended June 30, 2004 was ($24,066) as compared to $18,472 for the six months ended June 30, 2003. This increase in income was due to C&D International recognizing as other income a production security deposit it retained subsequent to a film project being cancelled.

NET INCOME (LOSS). Net income (loss) for the six months ended June 30, 2004 was ($750,003) compared to net income (loss) of ($3,004) for the six months ended June 30, 2003. The increase in income (loss) was due to the Acquisition. C&D International had net income (loss) for the six months ended June 30, 2004 of ($749,950) as compared to net income (loss) of ($100,282) for the six months ended June 30, 2003 for the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,178,569 at June 30, 2004 and $922,421 at December 31, 2003. The Company's total current assets were $1,624,071 at June 30, 2004 as compared to $1,546,541 at December 31, 2003. The Company's total current liabilities were $3,163,779 at June 30, 2004 as compared to $3,206,842 at December 31, 2003. Working capital at June 30, 2004 was ($1,539,708) and ($1,660,301) at December 31, 2003. During the six months ended June 30, 2004, net cash used in operations was ($879,707) as compared to net cash used in operations of ($3,004) during the same period in 2003. Net cash provided by financing activities was $1,486,129, which consisted of payments made for loans during the six months ended June 30, 2004, as compared with net cash provided by financing activities of $3,004 during the six months ended June 30, 2003. Net change in cash and cash equivalents was $256,148 and $0 for the second quarter of 2004 and 2003, respectively.

Capital expenditures. Total capital expenditures during the six months ended June 30, 2004 and 2003 were $347,161 and $0, respectively.

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

As of June 30, 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.02963. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02995. There is a translation adjustment of ($27,679) recorded on the books of the Company for June 30, 2004.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

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

         b.       CHANGES IN INTERNAL CONTROLS:

         There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                  Effective May 31, 2004, Rachel Lin, the Chief Financial Officer, Administrative and Financial Manager and a member of the board of directors of the Company, resigned from all of her positions at the Company. Ms. Lin's resignation was not due to any disagreement she had with the Company on any matter relating to the Company's operations, policies or practices. Effective June 1, 2004, Chien-Te Chou and was named as the Chief Financial Officer, Administrative and Financial Manager and a member of the board of directors of the Company.

                  On August 4, 2004, we filed with the SEC an amendment to our Information Statement on Schedule 14C in connection with increasing the number of authorized shares of our common stock, par value $.001 per share (the "Common Stock"), from 25,000,000 to 100,000,000. On August 17, 2004, we also filed the proper documentation with the Secretary of State of the State of Nevada to effectuate such share increase.

                  On August 17, 2004, the Company and nine investors executed a Stock Purchase Agreement pursuant to which an approximately $1,857,500 outstanding loan of the Company will be converted into 5,000,000 shares of Common Stock at a price of approximately $.3715 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      32       Certifications   of  the   Chief   Executive
                               Officer and Chief Financial Officer pursuant to
                               Section 906 of the  Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K:

                           The Company did not file a current report on Form 8-K
during the quarter ended June 30, 2004.

                                   SIGNATURES


                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   C&D PRODUCTION INC.


Dated:  August 20, 2004          By: /s/ MICHAEL CHOU
                                   _____________________________________________
                                   Michael Chou
                                   Chairman of the Board, Chief Executive
                                   Officer and Secretary
                                   (Principal Executive Officer)



Dated:  August 20, 2004          By: /s/ CHIEN-TE CHOU
                                   _____________________________________________
                                   Chien-Te Chou
                                   Chief Financial Officer and Administrative
                                   and Financial Manager
                                   (Principal Financial Officer)