Form 10QSB
period 2004-09-30
C&D PRODUCTION INC
filed 2004-11-17
CIK 1119337

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2004
                                               __________________

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________________ to __________________


                        Commission File Number: 0-31039
                                                _______


                               C&D PRODUCTION INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                                88-0438869
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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on November 15, 2004 was 30,000,000.

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


                                                                            PAGE


                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)


PART I -          FINANCIAL INFORMATION........................................1

         Item 1.  Consolidated Financial Statements............................1

                  Consolidated Statements of Financial Position................1

                  Consolidated Statements of Operations  (Unaudited)...........2

                  Consolidated Statements of Cash Flows  (Unaudited)...........3

                  Consolidated Statements of Changes in Stockholders' Equity...4

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2004...........................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................11

         Item 3.  Controls and Procedures.....................................14

PART II - OTHER INFORMATION...................................................15

         Item 1.  Legal Proceedings...........................................15

         Item 2.  Changes in Securities.......................................15

         Item 3.  Defaults Upon Senior Securities.............................15

         Item 4.  Submission of Matters to a Vote of Security Holders.........15

         Item 5.  Other Information...........................................15

         Item 6.  Exhibits....................................................15

                  Signatures..................................................16

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                                            September 30,     December 31,
                                                                2004              2003
                                                             (Unaudited)
                                                            _____________     ____________

Current Assets
     Cash and cash equivalents                               $   399,397      $   922,421
     Accounts receivable, net                                    362,706          305,206
     Other receivables                                                 0            1,326
     Prepaid expenses                                            458,517          317,588
                                                             ___________      ___________
         Total Current Assets                                  1,220,620        1,546,541
                                                             ___________      ___________
Fixed Assets, net                                                409,661          409,897
                                                             ___________      ___________
         Total Fixed Assets                                      409,661          409,897
                                                             ___________      ___________

Other Assets
     Deposits                                                      5,986            5,986
     Production in progress                                    3,249,762        2,749,485
     Intangible assets, net                                      620,366          709,256
                                                             ___________      ___________
         Total Other Assets                                    3,876,114        3,464,727
                                                             ___________      ___________
     Total Assets                                            $ 5,506,395      $ 5,421,165
                                                             ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                   $   946,943      $   939,269
     Due to related party                                        452,191          128,940
     Deferred revenue                                            135,517          323,063
     Loans payable                                                     0        1,492,800
     Short term note payable                                     235,360          322,770
                                                             ___________      ___________
     Total Current Liabilities                                 1,770,011        3,206,842
                                                             ___________      ___________

Stockholders' Equity
     Common stock, $.001 par value, 100,000,000 shares
        authorized, 30,000,000 and 23,047,500 shares
        issued and outstanding, respectively                      30,000           23,048
     Additional paid in capital                                4,932,698        2,356,779
     Cumulative foreign-exchange translation adjustment          (20,259)         (25,286)
     Retained earnings (deficit)                              (1,206,055)        (140,218)
                                                             ___________      ___________
     Total Stockholders' Equity                                3,736,384        2,214,323
                                                             ___________      ___________
     Total Liabilities and Stockholders' Equity              $ 5,506,395      $ 5,421,165
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




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended                 Nine Months Ended
                                                        ______________________________     ______________________________
                                                        September 30,    September 30,     September 30,    September 30,
                                                            2004             2003              2004             2003
                                                        _____________    _____________     _____________    _____________

Sales, net                                               $   701,429      $   280,081       $ 2,138,749      $   280,081

Cost of sales                                                734,078          212,666         2,189,901          212,666
                                                         ___________      ___________       ___________      ___________
     Gross profit                                            (32,649)          67,415           (51,152)          67,415

General and administrative expenses                          270,471           65,641           996,230           65,641
                                                         ___________      ___________       ___________      ___________
     Income (loss) from operations                          (303,120)           1,774        (1,047,382)           1,774
                                                         ___________      ___________       ___________      ___________
Other (Income) Expense
     Interest income                                              (2)              (6)               (5)              (6)
     Forgiveness of loan                                           0          (40,237)                0          (40,237)
     Interest expense                                         12,619            2,577            18,460            2,577
                                                         ___________      ___________       ___________      ___________
     Total Other (Income) Expense                             12,617          (37,666)           18,455          (37,666)
                                                         ___________      ___________       ___________      ___________
     Income (loss)  before income taxes                     (315,737)          39,440        (1,065,837)          39,440

Provision for income taxes                                         0                0                 0                0
                                                         ___________      ___________       ___________      ___________
     Net Income (loss)                                   $  (315,737)     $    39,440       $(1,065,837)     $    39,440
                                                         ===========      ===========       ===========      ===========
     Net income (loss) per share (basic and diluted)
         Basic                                           $    (0.005)     $     0.002       $    (0.005)     $     0.002
         Diluted                                         $    (0.005)     $     0.002       $    (0.005)     $     0.002

     Weighted average number of shares
         Basic                                            28,333,333       20,252,446        26,111,111       19,355,736
         Diluted                                          28,333,333       20,252,446        26,111,111       19,355,736


   Please see the notes to these condensed consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                           ________________________________
                                                                           September 30,      September 30,
                                                                               2004               2003
                                                                           _____________      _____________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                                      $(1,065,837)       $    39,440

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                18,721              6,379
     Amortization                                                                90,008              8,639
     Forgiveness of loan                                                              0            (40,237)
     Cash received in acquisition of subsidiary                                       0            235,365
     Decrease (Increase) in accounts receivables                                (57,500)           107,343
     Decrease (Increase) in other receivables                                         0             26,198
     Decrease (Increase) in prepaid expenses                                   (149,929)          (221,186)
     Decrease (Increase) in deposit                                                   0                (88)
     (Decrease) Increase in accounts payable and accrued expenses                 7,674                  0
     (Decrease) Increase in deferred revenue                                   (187,546)          (180,289)
                                                                            ___________        ___________
     Total Adjustments                                                         (269,571)           (57,876)
                                                                            ___________        ___________
     Net cash used in operations                                             (1,335,408)           (18,436)
                                                                            ___________        ___________

CASH FLOWS FROM INVESTING ACTIVITIES
     Production in progress                                                    (500,277)                 0
     Purchase of furniture and equipment                                        (18,253)                 0
                                                                            ___________        ___________
     Net cash used in investing activities                                     (518,530)                 0
                                                                            ___________        ___________

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of short term debts                                 592,672             19,571
     Payment of short term debts                                               (680,082)                 0
     Proceeds from loans payable                                                351,713                  0
     Loan from related party                                                    323,251            358,681
     Sale of common stock                                                       738,359                  0
                                                                            ___________        ___________
     Net cash provided by financing activities                                1,325,913            378,252
                                                                            ___________        ___________
     Effect of exchange rate change on cash                                       5,001              2,587
                                                                            ___________        ___________
     Net change in cash and cash equivalents                                   (523,024)           362,403
                                                                            ___________        ___________
     Cash and cash equivalents at beginning of year                             922,421                  0
                                                                            ___________        ___________
     Cash and cash equivalents at end of period                             $   399,397        $   362,403
                                                                            ===========        ===========

     Supplemental cash flows disclosures:
         Interest payments                                                  $    18,460        $     2,577
                                                                            ___________        ___________
     Non cash transaction:
         Purchase of subsidiary for exchange of stock                       $         0        $ 2,360,927
                                                                            ___________        ___________
         Conversion of debt to equity                                       $ 1,844,513        $         0


   Please see the notes to these condensed consolidated financial statements.




                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                           September 30,       December 31,
                                                                               2004               2003
                                                                            (Unaudited)
                                                                           _____________       ____________

Common stock, number of shares outstanding
     Balance at beginning of period                                          23,047,500         18,900,000
     Stock cancellation                                                               0         (9,681,000)
     Stock issued                                                             6,952,500         13,828,500
                                                                            ___________        ___________
     Balance at end of period                                                30,000,000         23,047,500
                                                                            ===========        ===========

Common stock, par value $.001
     Balance at beginning of year                                           $    23,048        $    18,900
     Stock cancellation                                                               0             (9,681)
     Common stock issued                                                          6,952             13,829
                                                                            ___________        ___________
     Balance at end of period                                                    30,000             23,048
                                                                            ___________        ___________

Additional paid in capital
     Balance at beginning of year                                             2,356,779                  0
     Stock cancellation                                                               0              9,681
     Issuance of stock                                                        2,575,919          2,347,098
                                                                            ___________        ___________
     Balance at end of period                                                 4,932,698          2,356,779
                                                                            ___________        ___________

Cumulative foreign-exchange translation adjustment
     Balance at beginning of year                                               (25,286)                 0
     Foreign currency translation                                                 5,027            (25,286)
                                                                            ___________        ___________
     Balance at end of period                                                   (20,259)           (25,286)
                                                                            ___________        ___________

Retained (deficits)
     Balance at beginning of year                                              (140,218)           (56,133)
     Net income (loss)                                                       (1,065,837)           (84,085)
                                                                            ___________        ___________
     Balance at end of period                                                (1,206,055)          (140,218)
                                                                            ___________        ___________

Total stockholders' equity at end of period                                 $ 3,736,384        $ 2,214,323
                                                                            ===========        ===========


   Please see the notes to these condensed consolidated financial statements.


                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION - The accompanying financial statements have been prepared by C&D Production, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2003.

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

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

The Company currently has one project under development which it expects to complete in the third quarter of 2004. Costs of production are capitalized as incurred and amortized in accordance SOP 00-2. As of September 30, 2004, $2,754,524 has been capitalized.

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

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

EXCHANGE GAIN (LOSS) - As of September 30, 2004, the transactions of C&D Production, Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


TRANSLATION  ADJUSTMENTS  - As of  September  30,  2004,  the  accounts  of  C&D
Production, Inc. - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of September 30, 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.02942. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02979. There is a translation adjustment of ($20,259) recorded on the books as of September 30, 2004.

NOTE 3 - CONCENTRATION

The Company had six major customers during the nine months ended September 30, 2004. Of the six customers referred to herein, one customer comprised 42.6% of the total sales during the nine months ended September 30, 2004. Sales to this customer were approximately $910,248. Included in accounts receivable is $95,308 from this customer as of September 30, 2004.

NOTE 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of September 30, 2004, there were no uninsured portions of the balances held at the banks.

NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following as of September 30, 2004:

              Land                              $    52,670
              Building                               55,898
              Office equipment                      465,283
              Automobile                            161,282
                                                ___________
                                                $   735,133

              Accumulated depreciation             (325,472)
                                                ___________
                                                $   409,661
                                                ===========

NOTE 6 - INTANGIBLE ASSETS

         A summary is as follows as of
         September 30, 2004:

              Patents and Trademark costs       $ 1,182,093
              Less accumulated amortization        (561,727)
                                                ___________
                                                $   620,366
                                                ===========

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 7 - COMPENSATED ABSENCES


Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2004 vacation liability exists in the amount of $7,666.

NOTE 8 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of September 30, 2004, the Company has a non interest-bearing loan from Chin-Ping Chou, the Company's Director, in the amount of $452,191.

NOTE 9 - DEBT

At September 30, 2004, the Company had one unsecured notes payable outstanding in the aggregate amount of $235,360 to a bank in Taiwan, interest at 5.47% per annum, and due on November 10, 2005.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases three office facilities under operating leases that terminates on various dates. Rental expense for these leases consisted of $55,076 for September 30, 2004. The Company has future minimum lease obligations as of September 30:

                           2005                 $    27,204
                           2006                      27,915
                           2007                       7,023
                                                ___________
                           Total                $    62,142

NOTE 11 - COMMON STOCK


In August 2004, the Company's Board of Directors approved and recommended that the Company's Articles of Incorporation be amended to increase the number of authorized shares of common stock, par value $0.001, from 25,000,000 to 100,000,000.

In August 2004, the Company's Board of Directors also approved the issuance of 5,000,000 shares of its common stock as consideration for the conversion in full of a loan payable to a third party in the aggregate amount of $1,844,513. The loan payable will be converted into shares of common stock at a price of approximately $.3689 per share.

NOTE 12 - GOING CONCERN

The Company has suffered recurring losses, current liabilities in excess of current assets and negative retained earnings. These issues raise substantial concern about its ability to continue as a going concern.

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Management's plan related to the going concern is that in the fourth quarter of 2004 it will begin selling its new DVD product which will in turn increase cash flow. The Company believes that it will also be able to raise capital through private placement offerings of its equity securities.

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

GENERAL

On September 4, 2003, C&D Production  Inc. (the  "Company")  acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. ("C&D Group"), which holds all of the issued and outstanding capital stock of C&D Production International ("C&D International") (the "Acquisition"). The Acquisition was accounted for using the purchase method of accounting. Because the Acquisition occurred during the third quarter of 2003, the Company's results of operations for the three and nine months ended September 30, 2003 only reflect its operations from September 4, 2003 through September 30, 2003. As such, the Company is also including comparisons of the results of operations of its operating subsidiary, C&D International, for the three and nine months ended September 30, 2004 and 2003. The Company believes that such comparisons for C&D International will be useful to its shareholders in evaluating the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET SALES. Net sales for the Company for the three months ended September 30, 2004 were $701,429 compared to $280,081 for the three months ended September 30, 2003. The increase in net sales for the three months ended September 30, 2004 was due to the Acquisition. C&D International's net sales for the three months ended September 30, 2004 were $701,429 compared to $1,086,378 for the three months ended September 30, 2003. The decrease in net sales was due to a reduction in demand for film productions for the three months ended September 30, 2004 as compared to the same period in 2003.

COST OF SALES. Cost of sales for the three months ended September 30, 2004 was $734,078, or 104.7% of net sales, as compared to $212,666, or 75.9% of net sales, during the three months ended September 30, 2003. The increase in cost of sales for the three months ended September 30, 2004 was due to the Acquisition. C&D International's cost of sales for the three months ended September 30, 2004 was $734,134 or 104.7% of net sales, as compared to $658,474 or 60.6% of net sales, for the three months ended September 30, 2003. The increase was due to the increase in production costs, such as shooting fees and wages for actors associated with higher-end film productions. Cost of sales increased while net sales decreased due to higher labor costs than the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $270,471, or 38.6% of net sales, for the three months ended September 30, 2004, as compared to $65,641, or 23.4% of net sales, for the three months ended September 30, 2003. The increase was due to the Acquisition. C&D International's general and administrative expenses for the three months ended September 30, 2004 were $270,471 or 38.6% of net sales, as compared to $295,354, or 27.2% of net sales, for the three months ended September 30, 2003. The decrease in general and administrative expenses was due a decrease in salaries and other related expenses as a result of the decrease in net sales during the three months ended September 30, 2004.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended September 30, 2004 was ($303,120), compared to income (loss) from operations for the three months ended September 30, 2003 of $1,774. The decrease was due to the Acquisition. C&D International's income (loss) from operations for the three months ended September 30, 2004 was ($303,175) as compared to $132,550 for the three months ended September 30, 2003. This change is primarily due to a decrease in sales for commercial film productions for the three months ended September 30, 2004.

OTHER (INCOME) EXPENSE. Total other (income) expense was $12,617 for the three months ended September 30, 2004, as compared to ($37,666) for the three months ended September 30, 2003. The decrease was due to the Acquisition. C&D International's other (income) expense for the three months ended September 30, 2004 was $12,618 as compared to $8,156 for the three months ended September 30, 2003. This change is primarily due to the increase of interest expense from new loans.

NET INCOME (LOSS). Net income (loss) for the three months ended September 30, 2004 was ($315,737) compared to net income (loss) of $39,440 for the three months ended September 30, 2003. The decrease was due to the Acquisition. C&D International contributed net income (loss) for the three months ended September 30, 2004 of ($315,793) as compared to income of $124,394 for the three months ended September 30, 2003 primarily for the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET SALES. Net sales for the Company for the nine months ended September 30, 2004 were $2,138,749 compared to $280,081 for the nine months ended September 30, 2003. The increase in net sales for the nine months ended September 30, 2004 was due to the Acquisition. C&D International's net sales for the nine months ended September 30, 2004 were $2,138,749 compared to $2,881,078 for the nine months ended September 30, 2003. The decrease in net sales was due to a reduction in demand for film productions during the nine months ended September 30, 2004 as compared to the same period in 2003.

COST OF SALES. Cost of sales for the nine months ended September 30, 2004 was $2,189,901 or 102.39% of net sales, as compared to $212,666, or 75.9% of net sales, during the nine months ended September 30, 2003. The increase in cost of sales for the nine months ended September 30, 2004 was due to the Acquisition. C&D International's cost of cost of sales for the nine months ended September 30, 2004 was $2,189,804 or 102.4% of net sales, as compared to $2,185,495, or
74.1% of net sales, for the nine months ended September 30, 2003. The increase was due to the increase in production costs, such as shooting fees and wages for actors associated with higher-end film productions. Cost of sales increased while sales decreased due to higher labor costs than the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $996,230 or 46.58% of net sales, for the nine months ended September 30, 2004, as compared to $65,641, or 23.4% of net sales, for the nine months ended September 30, 2003. The increase was due to the Acquisition. C&D International's general and administrative expenses for the nine months ended September 30, 2004 was $996,230, or 46.6% of net sales, as compared to $644,324, or 21.8% of net sales, for the nine months ended September 30, 2003. General and administrative expenses did not decrease in proportion to sales due to the in-house DVD project and the related increase in expenses combined with the fact that as of September 30, 2004, C&D International had not published any DVDs and, therefore, had not generated any sales from the DVD project.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the nine months ended September 30, 2004 was ($1,047,382), compared to income (loss) from operations for the nine months ended September 30, 2003 of $1,774. The decrease was due to the Acquisition. C&D International's income (loss) from operations for the nine months ended September 30, 2004 was ($1,047,285) as compared to $51,259 for the nine months ended September 30, 2003. This change was the result of the decrease in sales for film productions during the nine months ended September 30, 2004 and increased fixed costs of sales and general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was $18,455 for the nine months ended September 30, 2004, as compared to ($37,666) for the nine months ended September 30, 2003. The decrease was due to the Acquisition. C&D International's total other (income) expense for the nine months ended September 30, 2004 was $18,460 as compared to $26,511 for the nine months ended September 30, 2003. This change is primarily due to the increase of interest expense from new loans

NET INCOME (LOSS). Net income (loss) for the nine months ended September 30, 2004 was ($1,065,837) compared to net income (loss) of $39,440 for the nine months ended September 30, 2003. The decrease was due to the Acquisition. C&D International contributed net income (loss) for the nine months ended September 30, 2004 of ($1,065,743) as compared to income of $24,748 for the nine months ended September 30, 2003 primarily for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $399,397 at September 30, 2004 and $922,421 at December 31, 2003. The Company's total current assets were $1,220,620 at September 30, 2004 as compared to $1,546,541 at December 31, 2003. The Company's total current liabilities were $1,770,011 at September 30, 2004 as compared to $3,206,842 at December 31, 2003. Working capital at September 30, 2004 was ($549,391) and ($1,660,301) at December 31, 2003. During the nine months ended September 30, 2004, net cash used in operations was ($1,335,408) as compared to net cash used in operations of ($18,436) during the same period in 2003. Net cash provided by financing activities was $1,325,913, which consisted of proceeds from the loan and sale of common stock during the nine months ended September 30, 2004, as compared with net cash provided by financing activities of $378,252 during the nine months ended September 30, 2003. Net change in cash and cash equivalents was ($523,024) and $362,403 for the third quarter of 2004 and 2003, respectively.

Capital expenditures. Total capital expenditures during the nine months ended September 30, 2004 and 2003 were $518,530 and $0, respectively.

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

CURRENCY EXCHANGE FLUCTUATIONS

The accounts of C&D Production International were maintained, and its financial statements were expressed, in New Taiwan Dollars ("NTD"). Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52 ("SFAS No. 52"), "Foreign Currency Translation," with the NTD as the functional currency. According to SFAS No. 52, all assets and liabilities are translated at the current exchange rate, stockholders' equity is translated at historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of September 30, 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.02942. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02979. There is a translation adjustment of ($20,259) recorded on the books of the Company for September 30, 2004.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward- looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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


                                           C&D PRODUCTION INC.


Dated:  November 17, 2004                  By: /s/ MICHAEL CHOU
                                               _________________________________
                                                   Michael Chou
                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                   and Secretary
                                                   (Principal Executive Officer)


Dated:  November 17, 2004                  By: /s/ CHIEN-TE CHOU
                                               _________________________________
                                                   Chien-Te Chou
                                                   Chief Financial Officer and
                                                   Administrative and Financial
                                                   Manager
                                                   (Principal Financial Officer)