Form 10KSB
period 2004-12-31
C&D PRODUCTION INC
filed 2005-04-15
CIK 1119337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2004

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               $0.001 Common Stock
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $3,046,654. The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $23,719,000 based on the closing bid price of $1.01 per share as reported on the OTC Bulletin Board on March 31, 2005. As of March 31, 2005, 30,000,000 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                   Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                                                                                     Page

PART I. 1
      Item 1.   Description of Business.................................................................1

      Item 2.   Description of Properties...............................................................6

      Item 3.   Legal Proceedings.......................................................................6

      Item 4.   Submission of Matters to a Vote of Security Holders.....................................6

PART II.................................................................................................6

      Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................6

      Item 6.   Management's Discussion and Analysis or Plan of Operation...............................7

      Item 7.   Financial Statements...................................................................10

      Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...11

      Item 8A.  Controls and Procedures................................................................11

      Item 8B.  Other Information......................................................................11

PART III...............................................................................................12

      Item 9.   Directors and Officers.................................................................12

      Item 10.  Executive Compensation.................................................................13

      Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................14

      Item 12.  Certain Relationships and Related Transactions.........................................15

      Item 13.  Exhibits...............................................................................15

      Item 14.  Principal Accounting Fees and Services.................................................16

Consolidated Financial Statements.....................................................................F-1

                                    PART I.

Item 1.  Description of Business

Background

      C & D Production Inc. was founded in 1998 and is currently one of the largest professional advertisement production company in Taiwan. We primarily produce and distribute commercial advertisements for large-scale multinational companies such as Ford, Honda, Toyota, Mazda, Jaguar, Wrigley's, 7-11 Convenience Stores, Republic of China, Mild Seven Times, Sony, Ericsson, Gillette, Makoto Bank, China Airlines, Yamaha and the Government of Thailand. We also offer a broad range of services including video and film production, motion graphic design, 3-D computer design and animation. We also plan to aggressively expand our business to the Mainland Chinese Market.

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

Advertising Market

      The Asia Pacific region has the fastest growing advertising market in the world and its advertising expenditure year-on-year growth rate is expected to be greater than 5% during the period from 2002 to 2006 according to Zenith Optimedia. On the other hand, the growth in advertising expenditure in Europe countries is expected to lag behind the USA during the period from 2002 to 2006 according to Zenith Optimedia. According to the statistics from CMR Strategy, the aggregate US advertising expenditure for all media amounted to approximately US$54,548 million in 2003, compared to that of approximately US$50,957 million in 2002, which represented a year-on-year growth rate of approximately 7%. The aggregate advertising expenditure in the Asia Pacific region in which the Company competes for top 10 most spending US advertisers amounted to approximately US$7,626 million in 2003, compared to that of approximately US$6,591 million in 2002, which represented a year-on-year growth rate of approximately 16%. C&D has 80% of the market share of Taiwan's commercial films and Taiwan has 35% of the market share of the Asia Chinese market, according to the CTR market research report.

Current Target Industry Areas

      While there are diverse markets and opportunities for our television advertisements, we are currently focused on servicing customers in the following industries:

o     Consumer Electronics                    o     Automotive
o     Financial Services & Investments        o     Airlines and Transportation
o     Food and Beverage                       o     Landscape and Architecture

Current Operations

      We decided to discontinue our Television Broadcasting and Feature Film and Documentary operations in December 2004 because of Taiwanese laws that prevented us from doing business in China. In addition, we were dissatisfied with the quality of work of our subcontractors in China. We believe that we will be reimbursed for the entire amount we spent for the production of feature films and documentaries by the end of the year. We may attempt to produce feature films or documentaries in the future, but currently have no plans to do so.

      Advertising Projects

      As a film and multimedia production company, we provide a wide array of services in connection with filming and producing television commercials. There are generally three phases to producing a television commercial: pre-production, filming, and post-production. As the first step in the pre-production process, we meet with the client to understand the client's creative direction and budget for a particular commercial project. We then provide the client with a proposal, which sets forth an estimate of the costs and expenses for the project. Following approval of our proposal, we then hold a pre-production meeting with the client to review specific aspects of the commercial shoot. We then shoot the commercial and manage all post-production matters, which include editing and adding any special effects, musical scores and voice-overs. Once our proposal is accepted by a client, the average commercial takes six to eight weeks to complete.

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

      Our clients generally are advertising companies and agencies. We work primarily with 8 advertising agencies, for which we produced over 95% commercial advertisements in 2004. Through these advertising agencies, in 2004 we produced commercials for internationally known companies such as Honda, to regionally prominent companies such as Wan-Tai Bank and Oley.

Customer List

      Through our advertising agency clients, we have filmed and produced television commercials for the following companies, among others.

o     Ford                                    o     Sony Ericsson
o     Toyota                                  o     ASUS Computers
o     Mazda                                   o     Gillette
o     Jaguar                                  o     Wear Fashion Wear
o     KGI Securities                          o     Macoto Bank
o     7 - 11 Convenience Stores               o     China Airlines
o     Government of Republic of China         o     Yamaha
o     Mild Seven Times                        o     Chang Hwa Bank
o     Honda                                   o     Super Supau

Sales and Marketing

      We have not commenced an advertising or publicity campaign to promote our name or business. All of our business comes through personal contacts that we have made, through recommendations by present clients and through word of mouth.

Competition

      The market for television advertising and independent film production is relatively new in Taiwan and Mainland China, constantly evolving, and competitive. Our competitors include both emerging companies with limited operating histories and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than we do. We expect that competition will intensify in the near future. However, we believe there are significant barriers to entry for our potential competitors.

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

      We strategically pursue the registration of our intellectual property rights, including the copyrights to 434 films and two Company logos. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available. Existing laws do not provide complete protection, and monitoring the unauthorized use of our intellectual property.

Employees

      We currently have 39 full time employees, of which 19 are engaged in product development, eight in sales and marketing, two in finance and ten in general administration.

RISK FACTORS

      Reliance On Key Personnel

      The Company is dependent on the continued employment and performance of its executive officers and key employees, particularly Mr. Michael Chou, its chief executive officer, secretary and chairman of the board of Directors. The Company currently does not have employment agreements with its key employees. Like other companies in the advertising and publishing industry, the Company faces intense competition for qualified personnel. Many of its competitors have greater resources for qualified personnel than the Company has. The Directors cannot be certain that the Company will be able to maintain salaries at market levels. Therefore, the Directors cannot be certain that the Company will be successful in attracting or retaining qualified personnel in the future.

      Plagiarism Or Infringement Of the Company's Intellectual Property Rights

      The Company seeks to protect its intellectual property rights through the application for registration of certain copyrights and a number of trademarks and service marks and in the future it intends to apply for new trademarks and service marks.

      Nevertheless, the Company cannot be certain that the Company will be able to adequately protect its intellectual properly rights or that intellectual property laws will be adequate to protect its intellectual property rights. Furthermore, policing the unauthorized use of the Company's intellectual property is difficult, and expensive litigation may be necessary to enforce such rights. Accordingly, the Company cannot be certain that the Company will be able to protect its proprietary rights against unauthorized third party copying or use. If the Company is unsuccessful in protecting its intellectual property, it may have a disadvantage over competitors.

      A Limited Operating History

      The Company has a limited operating history upon which potential investors may base an evaluation of its prospects and there can be no assurance that the Company will achieve its objectives. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in a rapidly evolving market such as the market for television advertising and independent films. Such risks include, but are not limited to, the Company's ability to obtain and retain customers and attract a significant number of new customers and its ability to implement its growth strategy, especially its sales and marketing efforts.

      Fluctuations In Quarterly Operating Results

      The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others:
(i) delays in producing or filming television commercials, feature films and documentaries; (ii) costs and expenses associated with producing and filming television commercials, feature films and documentaries; (iii) the size, sophistication and timing of individual projects; (iv) competition and pricing in its industry; (v) fluctuations in its clients' advertising budgets; (vi) changes in its personnel and/or the subcontractors it use; (vii) changes in regulatory requirements; (viii) the mix of television commercials, feature films and documentaries it produces; and (ix) general economic conditions. As a result, the Directors believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

      Development In The Advertising Market In Prc

      The success of the Company is highly dependent on the continued growth of the television advertising market in the Asia Pacific region. The television advertising market in the Asia Pacific region is relatively new and rapidly evolving. Therefore, the Company cannot assure that the television advertising and film production market in the Asia Pacific region will continue to emerge or become sustainable. If the market for the Company's products fails to grow, develops more slowly than it expects or becomes saturated with competing products or services, then the Company's revenues will not increase and its financial condition may be materially adversely affected.

      Reliance On Qualified Subcontractors

      In order to meet the requirements under the Company's contracts, the Company relies on the efforts and skills of subcontractors for production services. There is great competition for the most qualified and competent subcontractors. If the Company is unable to afford or hire qualified subcontractors, the quality of its television advertisements, feature films and documentaries could decline. If such a decline were to occur, it would limit the Company's ability to perform under contracts it has and will have with its customers and could cause certain customers to not work with the Company in the future.

      The Modification Of Business Strategies

      The Company's rapid growth has placed, and is expected to continue to place, a significant strain on its managerial, technical, operational and financial resources. To manage its expected growth, the Company will have to implement and improve its operational and financial systems, and the Company will have to train and manage its growing employee base. The Company will also need to maintain and expand its relationships with customers, subcontractors and other third parties. If the Company is unable to effectively manage its growth, its business may become inefficient and it might not be able to effectively compete with competitors.

      Requirement For Additional Capital

      Based on the Company's estimates of currently available funds and resources, including sales, the Company believes that the Company has sufficient cash to continue operations for at least the next 12 months. The Company may incur unplanned expenses, or the Company may seek to find more aggressive brand promotion and more rapid expansion, which may require the Company to raise additional capital. The Company cannot be certain that additional financing will be available when the Company requires it and to the extent that the Company requires it. If additional funds are unavailable to the Company, or are not available on acceptable terms, the Company may be unable to fund its expansion, develop or enhance its products or respond to competitive pressures.

      Competition

      The market for television advertising and independent film production in Asia is rapidly evolving and highly competitive. Many of the Company's competitors and potential competitors have substantially greater financial, technical, and managerial and marketing resources, longer operating histories, greater name recognition and more established relationship than the Company. The Company expects competition from these and other types of competitors to increase significantly.

      The Company competes with companies that deliver content through similar platforms and with companies that operate in different media businesses. There can be no assurance that the Company can remain as competitive as it currently is with companies that have greater resources or that offer alternative entertainment and information options.

      Laws And Regulations

      The Company is currently not required to comply with direct regulation by any domestic or foreign governmental agency. However, it is possible that additional laws may be adopted regarding advertising and film production, any of which could materially harm its business.

      Dilution Of Shares

      The Company has issued common stock, and in the future the Company may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into its common stock. Holders of the Company's common stock do not have preemptive rights. Therefore, issuances of additional securities will dilute the percentage ownership of the Company's stockholders.

Disruptions in Taiwan's political environment

      Most of our assets and operations are located in Taiwan and customers providing us with approximately 100% of our net income are located in Taiwan. Accordingly, our business and financial condition may be affected by changes in local governmental policies and political and social instability.

      Taiwan has a unique international political status. The government of the Peoples Republic of China asserts sovereignty over mainland China and Taiwan and does not recognize the legitimacy of the government of Taiwan. The government of the Peoples Republic of China has indicated that it may use military force to gain control over Taiwan if Taiwan declares independence or a foreign power interferes in Taiwan's internal affairs. The recent political uncertainty relating to a potential attack from the Peoples Republic of China and related developments could adversely affect the prices of our common stock.

Item 2.  Description of Properties

      On September 1, 2003, we entered into two one-year leases, each of which automatically renews unless terminated by either party on one month prior notice, for our facility at 8F, No. 268 Kwang-fu South Road, Taipei, Taiwan, ROC, which is approximately 3,736 square feet. The aggregate rent is currently US $4,875 per month. We use this facility primarily to produce television commercials.

      On December 5, 2003, we entered into a three year lease, which terminates on December 4, 2006, for our facility at 10F-4, No. 512, Sec. 4 Chung-Hsiao E. Road, Taipei, Taiwan ROC, which is approximately 2,135 square feet. The rent is currently US $2,330 per month. Since the our projects relating to feature film and documentary production were canceled, this lease was terminated on January 31, 2005 without penalty.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the OTC Bulletin Board under the symbol CDPI. The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported on such quotation system. The over-the-counter market quotations reflect inter-dealer prices, without retain mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ending:                   High             Low
---------------                   ----             ---

2003
----
March 31, 2003                    $6.00*          $0.01*
June 30, 2003                      0.01*           0.01*
September 30, 2003                 2.20            0.01
December 31, 2003                  3.00            2.20

2004
----
March 31, 2004                    $2.81           $2.60
June 30, 2004                      2.95            2.79
September 30, 2004                 2.90            2.33
December 31, 2004                  3.00            2.50

2005
----
March 31, 2005                    $3.00           $0.90

* No trading occurred on the OTC Bulletin Board during these periods.

      There were 3,123 record holders of our common stock as of March 31, 2005. We have not declared or paid dividends on our common stock to date and intend to retain future earnings, if any, for use in our business for the foreseeable future.

Recent sales of unregistered securities

      On August 29, 2004, the Company issued 5,000,000 shares of its common stock to 9 investors in exchange for the cancellation of a note in the aggregate principal amount of $1,844,513. No sales commissions were paid in connection with such transactions. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder The Company claims exemption from registration of the Shares and in doing so has relied on certain representations and warranties made by the investors in their respective subscription agreements that they are accredited investors and/or non-US Persons.

      On January 25, 2004, the Company issued 1,952,500 shares of its common stock to 5 investors in exchange for an aggregate of $738,359. No sales commissions were paid in connection with such transactions. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. The Company claims exemption from registration of the Shares and in doing so has relied on certain representations and warranties made by the investors in their respective subscription agreements that they are accredited investors and/or non-US Persons.

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

      Results of Operations

      The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                        Year Ended
                                                        December 31,
                                                     2003          2004
                                                    ------        ------
Revenues                                            100.0%        100.0%
Cost of revenues                                     76.2          90.4%
                                                    ------        ------
Gross profit (loss)                                  23.8           9.6
Selling, general and administrative expenses         31.2          37.7

Loss from operations                                  7.4          28.1
Net interest income                                     *             *
                                                    ------        ------
Net loss                                              5.7          29.0
                                                    ======        ======

--------------------------
* Less than 1%

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

YEAR ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 FOR THE COMPANY

      SALES. Net sales for the year ended December 31, 2004 were $3,046,654 compared to $1,486,243 for the year ended December 31, 2003. The increase in sales for the year ended December 31, 2004 was due to the Acquisition. C&D International's net sales for the year ended December 31, 2004 were $3,046,654 compared to approximately $4,038,090 for the year ended December 31, 2003. The decrease in sales for the year ended December 31, 2004 was due to a reduction in demand for film productions.

      COST OF SALES. Cost of sales for the year ended December 31, 2004 was $2,754,027, or 90.4% of sales, as compared to $1,131,828 or 76.2% of sales during the year ended December 31, 2003. The increase in cost of sales was due to the Acquisition. C&D International's cost of sales for the year ended December 31, 2004 was $2,754,027, or 90.4% of sales, as compared to approximately $3,067,352, or 76.0% of sales, for the year ended December 31, 2003. The decrease in cost of sales as a percentage of net sales was due to higher gross margins associated with film projects completed during the year ended December 31, 2003. The decrease in cost of sales was due to the decrease in sales. The increase in cost of sales as compared to revenues was due to lower gross margin associated with film projects.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,147,510, or 38% of sales for the year ended December 31, 2004, as compared to $464,409, or 31.2% of sales, for the year ended December 31, 2003. The increase was due to the Acquisition. C&D International's general and administrative expenses for the year ended December 31, 2004 were $1,087,333, or 35.7% of sales, as compared to approximately $1,032,100, or 25.6% of sales, for the year ended December 31, 2003. The increase was due to an increase in independent contractor compensation expenses for film production staff required for more prestigious film productions.

      INCOME (LOSS) FROM OPERATIONS. Loss from operations for the year ended December 31, 2004 was $(854,883) as compared to $109,994 for the year ended December 31, 2003. The increase in loss from operations was due to the Acquisition. C&D International's income from operations for the year ended December 31, 2004 was $(794,706) as compared to income from operations of $(61,362) for the year ended December 31, 2003. The increase in loss from operations was due to the increase in cost of sales and general and administrative expenses.

      OTHER (INCOME) EXPENSE. Total other expense was $29,449 for the year ended December 31, 2004 as compared to $(25,909) for the year ended December 31, 2003, as a result of loans forgiven in connection with the Acquisition during 2003. C&D International's other (income) expense for the year ended December 31, 2004 was $29,771 as compared to other (income) expense of approximately $37,999 for the year ended December 31, 2003. The increase in total other expenses was a result of the decrease in interest expenses..

      NET INCOME (LOSS). Net loss for the year ended December 31, 2004 was $884,332 as compared to compared to a net loss of $84,085 for the year ended December 31, 2003. The increase in net income is due to the Acquisition. C&D International had a net loss for the year ended December 31, 2004 of $(99,178) as compared to net income of approximately $(99,178) for the year ended December 31, 2003 for the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $282,988 at December 31, 2004 and $922,421 at December 31, 2003. The Company's current assets totaled $4,397,639 at December 31, 2004 as compared to $1,546,541 at December 31, 2003. The Company's total current liabilities were $1,908,214 at December 31, 2004 as compared to $3,206,842 at December 31, 2003.

      On August 29, 2004, the Company issued 5,000,000 shares of its common stock to 9 investors in exchange for the cancellation of a note in the aggregate principal amount of $1,844,513.

      On January 25, 2004, the Company issued 1,952,500 shares of its common stock to 5 investors in exchange for an aggregate of $738,359.

      Working capital at December 31, 2004 was $2,489,425 and $(1,660,301) at December 31, 2003. During the year ended December 31, 2004, net cash (used in) operating activities was $(1,834,874) as compared to net cash provided by operating activities of $230,939 during the same period in 2003. Net cash provided by financing activities was $1,213,694 and $746,844 for the year ended December 31, 2004 and 2003, respectively. The net change in cash and cash equivalents was $(639,433) and $922,421 for the year ended 2004 and 2003, respectively.

      Capital expenditures. Total capital expenditures during the year ended December 31, 2004 were $18,253. The Company funded its operations principally through revenues and financing sources in the fiscal year ended December 31, 2004.

      Working Capital Requirements. The Company's operations and short term financing does currently meet the cash needs of the Company. But if the Company decides to invest in another company to produce films in the overseas markets, the Company will have to raise additional funds. The Company believes it will be able to generate revenues from production fees and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. The Company's daily operations are, from time to time, supported by advances from the Company's officers. However, the Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion of the Company will be limited by the availability of financing products and raising capital.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures

      a. Evaluation of Disclosure Controls and Procedures:

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation as of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      b. Changes in Internal Controls:

      There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

      On August 29, 2004, the Company issued 5,000,000 shares of its common stock to 9 investors in exchange for the cancellation of a note in the aggregate principal amount of $1,844,513. No sales commissions were paid in connection with such transactions. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder The Company claims exemption from registration of the Shares and in doing so has relied on certain representations and warranties made by the investors in their respective subscription agreements that they are accredited investors and/or non-US Persons.

                                    PART III

Item 9.  Directors and Officers

f. The following table sets forth the names, ages and positions of our executive officers and directors as of March 31, 2005.

      Name                         Age     Position
      Michael Chou..............    43     Chief Executive Officer, Secretary
                                           and Chairman of the Board
      Chien-Te Chou.............    38     Chief Financial Officer and
                                           Administrative and Financial Manager
      Dennis Chang..............    38     General Manager and Director
      Mei-Lin Chiang............    39     General Inspector and Director
      Kevin Lin.................    45     Director
      Keng-Lien Chou............    38     President and Director

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

      Chien-Te Chou has been the Chief Financial Officer and Administrative and Financial Manager and a director of the Company since September 2004. From September 1990 to December 1992, Mr. Chou had served as the production manager of YaDan Advertising Corp. From April 1993 to September 1998, Mr. Chou has served as the inspector of In-Show Advertising Corp. and from October 1998 to November 2001, he had served as the vice executive officer of In-Show Advertising Corp. From March 2001 until is promotion to Chief Financial Officer, Mr. Chou was an employee in C&D's Production department.

      Dennis Chang has been our General Manager since September 2003. Mr. Chang has been the General Manager of C&D Production International since April 2001. From 1991 to 2001, Mr. Chang had served as an Inspector of Chuang-Yi Co., a commercial production company. Mr. Chang is a member of our board of directors and a member of the board of directors of C&D Production International since September 2003.

      Mei-Lin Chiang has been our General Inspector since September 2003. Ms. Chiang has been the General Inspector of C&D Production International since 1999. From 1996 to 1999, Ms. Chiang served as an Inspector and producer of Yuang-Dian Co., a company that creates and produces commercial advertisements. Ms. Chiang is a member of our board of directors and a member of the board of directors of C&D Production International since September 2003.

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

Board Committees and Designated Directors

      The Board of Directors currently does not have any committees. For the fiscal year ended December 31, 2004, the entire Board of Directors operated as the Audit Committee pursuant to section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. The Board of Directors did not determine whether it had an audit committee financial expert for the year ended December 31, 2004 because it was in the process of putting together an independent Audit Committee. The Company has determined to put into place an Audit Committee composed of three independent persons in the current fiscal year, each of whom is independent and none of whom are currently on the Board of Directors: Lee-Shin Yin, Wen-Hou Tseng and Yung-Yi Tseng. In addition, Wen-Hou Tseng will be considered both an "audit committee financial expert" and "independent" as defined under the relevant rules of the SEC.

                 Compliance With Section 16(a) of Exchange Act

      Based on our review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year 2004, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of
Section 16(a) of the Securities Exchange Act of 1934, except that (i) none of the executive officers and directors (except for Chien-Te Chou) who received shares of our common stock pursuant to the Exchange Agreement filed a Form 3,
(ii) Chien-Te Chou failed to file a Form 3 upon becoming a member of the Company's Board of Directors and failed to file a Form 4 reporting the acquisition of shares of the Company's common stock, and (iii) Kevin Lin failed to file Form 4 reporting the sale of the Company's common stock and failed to file a second Form 4 reporting the acquisition of the Company's common stock. The Company believes that none of the foregoing unreported transactions will result in any Section 16(b) liability on the part of the officers or directors of the Company. In addition, the Company believes that each of the officers and directors of the Company will file late reports reporting all transactions after the filing of this annual report on form 10-KSB.

                                 Code of Ethics

      On April 13, 2004, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and other persons who perform similar functions. A copy of our Code of Ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

Item 10. Executive Compensation

      The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during each of our last three fiscal years to the Chief Executive Officer, Secretary and Chairman of the Board. During each of the last three fiscal years, none of our other officers had salary and bonus greater than $100,000.

                                                                                            Long Term
                                                                                          Compensation
                                                           Annual Compensation                Awards
                                                           -------------------                ------
                                                                                            Restricted        All Other
Name/Principal Position      Fiscal Year      Salary ($)      Bonus ($)      Other ($)    Stock Award ($)     Comp. ($)
-----------------------      -----------      ----------      ---------      ---------    ---------------     ---------
Michael Chou,                   2004           $104,261       $8,688            $-               $                $-
Chief Executive Officer,        2003           $ 84,558       $-                $-               $                $-
Secretary  and Chairman of the  2002           $ 94,029       $-                $-               $-               $-
Board

                        Option Grants in Last Fiscal Year

      We did not grant any stock options to the named executive officers or any other employees during 2004.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      We did not grant any stock options to the named executive officers or any other employees during 2004 nor do we have any stock options outstanding as of December 31, 2004.

Director Compensation

      None of our directors received any compensation or were reimbursed for any fees in connection with each director's service as a member of the Board. Directors are not precluded from serving us in any other capacity and receiving compensation therefore.

Employment Agreements

      We do not have employment agreements with any of our officers or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 31, 2005, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

                                                                         Shares
                                                                      Beneficially              Percent of Shares
Name and Address of Beneficial Owner                                   Owned (1)               Beneficially Owned
Michael Chou,
  3F, No. 272 Kwang-Fu South Road, Taipei, Taiwan ROC...............     2,625,000                    8.75%
Chien-Te Chou
  10F 70, Kang-Ding Road, Taipei, Taiwan............................       300,500                    1.00%
Dennis Chang
  2F, No. 5 Wen-Ho Road, Taipei, Taiwan ROC.........................     1,050,000                    3.50%
  Mei-Lin Chiang
  No.47, Alley 30, Lane 284, Wusing St., Sinyi District,
  Taipei City 110, Taiwan ROC.......................................     1,050,000                    3.50%
  Keng-Lien Chou
  No.18, Lane 11, Jhulian St., Hsinchu City 300, Taiwan ROC                962,500                    3.21%
  Kevin Lin
  7F., No.61, Lane 134, Sec. 3, Sinyi Rd., Da-an District,
  Taipei City 106, Taiwan ROC.......................................       527,895                    1.76%
All directors and officers
  as a group (6 persons)............................................     6,515,895                   21.72%

-----------
* Less than one percent.

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

      On December 31, 2004, Chin-Ping Chou, a director of the Company, loaned $12,292 to the Company cover operating expenses or operating deficiencies. Such loan is non interest-bearing. Mr. Chou did not make a profit in any way on the loan of money to the Company.

Item 13. Exhibits

      The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

Number      Description
------      -----------

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

3.2 Amended and Restated By-Laws of the Registrant. (incorporated herein by reference to Exhibit 3.2 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

4.1 Specimen Stock Certificate of the Registrant. (incorporated herein by reference to Exhibit 4.1 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

14 Code of Ethics. (incorporated herein by reference to Exhibit 14 to the Registrant's 10-KSB for the fiscal year ended December 31,
            2004).

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

      During year ended December 31, 2004 and 2003, our principal independent auditor was Lichter, Yu & Associates. The following are the services provided and the amount billed.

AUDIT FEES

      The aggregate fees billed by Lichter, Yu & Associates for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB were $45,000 and $37,500 for the fiscal years ended December 31, 2004 and 2003, respectively.

AUDIT RELATED FEES

      The aggregate fees billed by Lichter, Yu & Associates for services rendered to us for assurance and related services in connection with the audit or review of our consolidated financial statements were $22,500 and $22,500 for the fiscal years ended December 31, 2004 and 2003, respectively.

TAX FEES

      Lichter, Yu & Associates did not provide any tax services to the Company during the fiscal years ended December 31, 2004 and 2003.

ALL OTHER FEES

      Lichter, Yu & Associates did not bill the Company for any other services during the fiscal years ended December 31, 2004 and 2003.

PRE-APPROVAL OF SERVICES

      The board pre-approves all services, including audit services, provided by our independent accountants. For audit services, the independent auditor provides the board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board before the audit commences. In fiscal 2003 and 2004, our independent auditor only provided audit and audit related services for us.

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

  Consolidated statements of changes in stockholders' equity for the years ended December 31, 2003 and 2002   F-6

  Notes to consolidated financial statements                                                                  F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
C&D Production Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the consolidated statements of financial position of C&D Production, Inc., and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&D Production, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


March 31, 2005
San Diego, California

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           DECEMBER 31, 2004 AND 2003

                               ASSETS

                                                             2004            2003
                                                         ------------    ------------
Current Assets
    Cash and cash equivalents                            $    282,988    $    922,421
    Accounts receivable, net                                  220,354         305,206
    Other receivables                                       2,562,954           1,326
    Prepaid expenses                                        1,331,343         317,588
                                                         ------------    ------------
      Total Current Assets                                  4,397,639       1,546,541
                                                         ------------    ------------

Fixed Assets, net                                             350,741         409,897
      Total Fixed Assets                                      350,741         409,897
Other Assets
    Deposits                                                    5,986           5,986
    Production in progress                                    707,129       2,749,485
    Intangible assets, net                                    588,560         709,256
      Total Other Assets                                    1,301,675       3,464,727
                                                         ------------    ------------
    Total Assets                                         $  6,050,055    $  5,421,165
                                                         ------------    ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                $  1,332,882    $    939,269
    Due to related party                                       12,292         128,940
    Deferred revenue                                                0         323,063
    Short term note payable                                   563,040         322,770
    Loans Payable                                                   0       1,492,800
                                                         ------------    ------------
    Total Current Liabilities                               1,908,214       3,206,842
                                                         ------------    ------------

Stockholders' Equity

    Common stock, $.001 par value, 25,000,000 shares
     authorized, 30,000,000 and 23,047,500 issued and
     outstanding, respectively                                 30,000          23,048
    Additional paid in capital                              4,932,698       2,356,779
    Cumulative foreign-exchange translation adjustment        203,693         (25,286)
    Retained earnings (deficit)                            (1,024,550)       (140,218)
                                                         ------------    ------------
    Total Stockholders' Equity                              4,141,841       2,214,323
                                                         ------------    ------------
    Total Liabilities and Stockholders' Equity           $  6,050,055    $  5,421,165
                                                         ============    ============

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          2004            2003
                                                      ------------    ------------
Revenues                                              $  3,046,654    $  1,486,243

Cost of sales                                            2,754,027       1,131,828
                                                      ------------    ------------

    Gross profit                                           292,627         354,415

General and administrative expenses                      1,147,510         464,409
                                                      ------------    ------------

    Income (loss) from operations                         (854,883)       (109,994)
                                                      ------------    ------------

Other (Income) Expense
    Interest income                                           (752)           (357)
    Forgiveness of loan                                          0         (40,237)
    Interest expense                                        30,183          14,518
    Other expense                                               18             167
                                                      ------------    ------------

    Total Other (Income) Expense                            29,449         (25,909)
                                                      ------------    ------------

    Income (loss)  before income taxes                    (884,332)        (84,085)

Provision for income taxes                                       0               0
                                                      ------------    ------------

    Net income (loss)                                 ($   884,332)   ($    84,085)
                                                      ============    ============

    Net income (loss) per share (basic and diluted)
       Basic                                          ($     0.033)   ($     0.004)
       Diluted                                        ($     0.033)   ($     0.004)

    Weighted average number of shares
       Basic                                            27,083,333      20,286,288
       Diluted                                          27,083,333      20,286,288

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 2004            2003
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income (loss)                                    ($   884,332)   ($    84,085)

Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation                                                77,409          24,777
       Amortization                                               120,696          38,238
       Forgiveness of bad debt                                          0         (40,237)
       Cash received in acquisition of subsidiary                       0         235,365
       Translation adjustments                                    228,978           3,544
       Decrease (Increase) in account receivables                  84,852         430,887
       Decrease (Increase) in other receivables                (2,561,628)         26,207
       Decrease (Increase) in prepaid expenses                 (1,013,755)       (317,588)
       Decrease (Increase) in production in progress            2,042,356        (534,668)
       Decrease (Increase) in deposit                                   0          (5,986)
       (Decrease) Increase in accounts payable and accrued
         expenses                                                 393,613         131,422
       (Decrease) Increase in deferred revenue                   (323,063)        323,063
                                                             ------------    ------------

       Total Adjustments                                         (950,542)        315,024
                                                             ------------    ------------

       Net cash (used in) provided by operations               (1,834,874)        230,939
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of furniture and equipment                        (18,253)        (55,362)
                                                             ------------    ------------

       Net cash provided by (used in) investing activities        (18,253)        (55,362)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payment on current portion debt                           (979,650)       (268,230)
       Issuance of short-term debt                              1,219,920          19,571
       Proceeds from issuance of loans                            351,713       1,492,800
       Payment of loan from related party                        (116,648)       (497,297)
       Sale of common stock                                       738,359               0
                                                             ------------    ------------

       Net cash provided by (used in) financing activities      1,213,694         746,844
                                                             ------------    ------------

       Net change in cash and cash equivalents                   (639,433)        922,421
                                                             ------------    ------------

       Cash and cash equivalents at beginning of year             922,421               0
                                                             ------------    ------------

       Cash and cash equivalents at end of year              $    282,988    $    922,421
                                                             ============    ============

       Supplemental cash flows disclosures:

           Interest payments                                 $     30,183    $     14,518
                                                             ------------    ------------
           Purchase of Subsidiary for exchange of stock      $          0    $  2,360,927
                                                             ------------    ------------
           Conversion of debt to equity                      $  1,844,513    $          0
                                                             ------------    ------------

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           DECEMBER 31, 2004 AND 2003

                                                         2004            2003
                                                     ------------    ------------
Common stock, number of shares outstanding
       Balance at beginning of period                  23,047,500      18,900,000
       Stock cancellation                                       0      (9,681,000)
       Stock issued                                     6,952,500      13,828,500
                                                     ------------    ------------
       Balance at end of period                        30,000,000      23,047,500
                                                     ============    ============

Common stock, par value $.001
       Balance at beginning of year                  $     23,048    $     18,900
       Stock cancellation                                       0          (9,681)
       Common stock issued                                  6,952          13,829
                                                     ------------    ------------
       Balance at end of year                              30,000          23,048
                                                     ------------    ------------

Additional paid in capital
       Balance at beginning of year                     2,356,779               0
       Stock cancellation                                       0           9,681
       Issuance of stock                                2,575,919       2,347,098
                                                     ------------    ------------
       Balance at end of year                           4,932,698       2,356,779
                                                     ------------    ------------

Cumulative foreign-exchange translation adjustment
       Balance at beginning of year                       (25,286)              0
       Foreign currency translation                       228,979         (25,286)
                                                     ------------    ------------
       Balance at end of year                             203,693         (25,286)
                                                     ------------    ------------

Retained (deficits)
       Balance at beginning of year                      (140,218)        (56,133)
       Net income (loss)                                 (884,332)        (84,085)
                                                     ------------    ------------
       Balance at end of year                          (1,024,550)       (140,218)
                                                     ------------    ------------

Total stockholders' equity at end of year            $  4,141,841    $  2,214,323
                                                     ============    ============

                      C&D PRODUCTION INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS

C&D Production, Inc., formerly Huile' Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group, Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the law of the Peoples Republic of China. C&D Production, Inc. owns 100% of the outstanding stock of C&D Production Group, Inc. C&D Production Group, Inc. owns 100% of the capital stock of C&D Production International. Collectively the three corporations are referred to herein as the "Company".

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements for 2004 and 2003 include the accounts of C&D Production, Inc. and its wholly owned subsidiaries, C&D Production Group, Inc. and C&D Production International. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Financial Statement Presentation - Certain changes to the 2003 financial statements have been made to conform to the 2004 financial statement format.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

            Furniture and Fixtures                    5 - 8 years
            Automobile                                5 years
            Office Equipment                          3 - 8 years
            Building and Improvements                 30 years

Intangible Assets - Effective July 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the years ended December 31, 2004 and 2003.

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

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of December 31, 2004 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

Advertising - Advertising costs are expensed in the year incurred. Advertising expense was $61,619 and $4,529 for the years ended December 31, 2004 and 2003.

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

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Exchange Gain (Loss) - As of December 31, 2004 and 2003, the transactions of C&D Production International are denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustments - As of December 31, 2004 and 2003, the accounts of C&D Production International were maintained and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of December 31, 2004 and 2003 the exchange rate between NTD and the USD was NTD$1=USD $.03128 and NTD$1=USD$0.02934, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1=USD$.02996 and NTD$1 = USD$0.02903, respectively. Total translation adjustment recognized for the year ended December 31, 2004 and 2003 is $203,693 and ($25,287), respectively.

New Accounting Pronouncements - In January 2003, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities ("VIE's") for which they are the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN 46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN No. 46 and FIN 46R, had no material impact on the Company's financial statements.

On July 16, 2004 the FASB ratified the Emerging Issues Task Force ("EITF") consensus of Issue 02-14, "Whether the Equity Method of Accounting Applies when an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means" ("EITF 02-14"). The consensus concluded that an investor should apply the equity method of accounting when it can exercise significant influence over an entity through a means other than holding voting rights. The consensus is effective for reporting periods beginning after September 2004. The adoption of EITF 02-14 did not have a material impact on the Company's financial statements.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have no material impact on the Company's financial statements.

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

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value. We do not expect compliance with SOP-00-2 to have an impact on our financial statements.

In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. EITF 04-08 will have no material impact on the Company's financial statements.

NOTE 3 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of December 31, 2004 and 2003, there were no uninsured portions of the balances held at the banks.

NOTE 4 - FIXED ASSETS

      Fixed assets consist of the following:

                                         2004            2003
                                 ------------    ------------
      Land                       $     52,670    $     52,670
      Building                         55,898          55,898
      Office equipment                465,283         447,030
      Automobile                      161,282         161,282
                                 ------------    ------------
                                      735,133         716,880

      Accumulated depreciation       (384,392)       (306,983)
                                 ------------    ------------

                                 $    350,741    $    409,897
                                 ============    ============

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 5 - INTANGIBLE ASSETS

      A summary is as follows:

                                              2004            2003
                                      ------------    ------------

      Patents and Trademark costs     $  1,182,093    $  1,182,093
      Less accumulated amortization       (593,533)       (472,837)
                                      ------------    ------------
                                      $    588,560    $    709,256
                                      ============    ============

NOTE 6 - COMPENSATED ABSCENSES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2004 and 2003 vacation liability existed in the amount of $8,618 and $0, respectively.

NOTE 7 - EXCHANGE AGREEMENT

On September 4, 2003, C&D Production Group, Inc. became a wholly owned subsidiary of C&D Production, Inc. through an Exchange Agreement. C&D Production, Inc. acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. pursuant to the Exchange Agreement, by issuing 13,828,500 shares of C&D Production, Inc. stock.

In connection with the exchange and change in control, the officers of C&D Production, Inc. resigned and new officers and directors were appointed.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 8 - BUSINESS COMBINATION

On September 4, 2003, the Company completed the purchase of C&D Production Group, Inc., a full-service advertising and creative film production agency using ideas and technology to extend concepts across multiple medium, by acquiring all of the outstanding capital stock of C&D Production Group, Inc. in exchange for 13,828,500 shares of C&D Production, Inc.'s common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, C&D Production, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

      Cash and cash equivalents                               $    235,000
      Accounts receivable                                          736,000
      Other current assets                                          27,000
      Capitalized production costs                               2,220,000
      Property, plant, and equipment                               380,000
      Other noncurrent assets                                      748,000
                                                              ------------
      Total assets                                            $  4,346,000
                                                              ------------

      Accounts payable                                        $    772,000
      Loans payable                                                571,000
      Other current liabilities                                     28,000
      Officer advances                                             586,000
                                                              ------------
      Total liabilities                                       $  1,957,000
                                                              ------------
      Total acquisition cost                                  $  2,389,000
                                                              ============

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of C&D Productions International had occurred at January 1, 2003:

                                                                     2003
                                                             ------------
      Revenues                                               $  4,038,090
      Net income (loss)                                           (84,085)
      Net income (loss) per share--basic                           (0.004)
      Net income (loss) per share--diluted                         (0.004)

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

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 9 - DEBT

At December 31, 2004 and 2003, the Company had notes payable outstanding in the aggregate amount of $563,040 and $322,770, respectively. Payable as follows:

                                                 2004                                                 2003
                                                 ----                                                 ----
      Unsecured  notes payable to a bank                      Unsecured  notes  payable  to a
      in Taiwan,  Interest  at 5.53% per                      bank  in  Taiwan,  Interest  at
      annum, due by April 11, 2005            $187,680        7.145%   per   annum,   due  by
                                                              January 7, 2004                        $117,371

      Unsecured  notes payable to a bank                      Unsecured  notes  payable  to a
      in Taiwan,  Interest  at 5.53% per                      bank  in  Taiwan,  Interest  at
      annum, due by April 11, 2005              62,560        7.145%   per   annum,   due  by
                                                              February 8, 2004                        117,371

      Unsecured  notes payable to a bank                      Unsecured  notes  payable  to a
      in Taiwan,  Interest  at 5.53% per                      bank  in  Taiwan,  Interest  at
      annum, due by May 10, 2005               187,680        7.145% per annum,  due by April
                                                              7, 2004                                  88,028
      Unsecured  notes payable to a bank
      in Taiwan,  Interest  at 5.53% per
      annum, due by May 19, 2005                78,200

      Unsecured  notes payable to a bank
      in Taiwan,  Interest  at 5.53% per
      annum, due by June 21, 2005               31,280

      Unsecured  notes payable to a bank
      in Taiwan,  Interest  at 5.53% per
      annum, due by June 30, 2005               15,640
                                              --------                                               --------
      Total                                   $563,040                                               $322,770
                                              ========                                               ========

                      C&D PRODUCTION, INC. AND SUBSIDIARIES
                        (FORMERLY HUILE' OIL & GAS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

Note 10 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, shareholders and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of December 31, 2004, the Company has non interest-bearing loans from Chin-Ping Chou, the Company's Director, in the amount of $12,292.

Note 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $76,650 and $54,613 for December 31, 2004 and 2003, respectively. The Company has future minimum lease obligations of 33,715 for 2005.

Note 12 - COMMON STOCK

In January 2004, the Company issued 1,952,500 shares of its common stock to a third party in the aggregate amount of $738,359.

In August 2004, the Company's Board of Directors approved and recommended that the Company's Articles of Incorporation be amended to increase the number of authorized shares of common stock, par value $0.001, from 25,000,000 to 100,000,000.

In August 2004, the Company's Board of Directors also approved the issuance of 5,000,000 shares of its common stock as consideration for the conversion in full of a loan payable to a third party in the aggregate amount of $1,844,513. The loan payable was converted into shares of common stock at a price of approximately $.3689 per share.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 2005

                                  C & D PRODUCTIONS INC.

                                  By: /s/ Michael Chou
                                      ------------------------------------------
                                      Michael Chou
                                      Chief Executive Officer, Secretary and
                                      Chairman of the Board
                                      (Principal Executive Officer)

                                  By: /s/ Chien-Te Chou
                                      -------------------------------------
                                      Chien-Te Chou
                                      Chief Financial Officer and Administrative
                                      and Financial Manager
                                      (Principal Financial Officer)

      Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                  Title                               Date

/s/ Michael Chou                        Chief Executive Officer, Secretary and    April 14, 2005
---------------------------             Chairman of the Board
Michael Chou

/s/ Chien-Te Chou                       Chief Financial Officer, Administrative   April 14, 2005
---------------------------             and Financial Manager and Director
Chien-Te Chou
                                                                                  April 14, 2005
/s/ Dennis Chang                        Director
---------------------------
Dennis Chang
                                                                                  April 14, 2005
/s/ Mei-Lin Chiang                      Director
---------------------------
Mei-Lin Chiang
                                                                                  April 14, 2005
/s/ Kevin Lin                           Director
---------------------------
Kevin Lin
                                                                                  April 14, 2005
/s/ Keng-Lien Chou                      President and Director
---------------------------
Keng-Lien Chou

                                INDEX TO EXHIBITS

Number      Description
------      -----------

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

3.2 Amended and Restated By-Laws of the Registrant. (incorporated herein by reference to Exhibit 3.2 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

4.1 Specimen Stock Certificate of the Registrant. (incorporated herein by reference to Exhibit 4.1 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

14 Code of Ethics. (incorporated herein by reference to Exhibit 14 to the Registrant's 10-KSB for the fiscal year ended December 31,
            2004).

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.