Form 10QSB
period 2005-03-31
C&D PRODUCTION INC
filed 2005-05-20
CIK 1119337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2005
                                 --------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission File Number: 0-31039

                               C&D PRODUCTION INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

-------------------------------------------------------------- ------------------------------------------------------
                           Nevada                                                   88-0438869
-------------------------------------------------------------- ------------------------------------------------------
      (State or other jurisdiction or incorporation or                  (I.R.S. Employer Identification No)
                        organization)
-------------------------------------------------------------- ------------------------------------------------------

               8F, No. 268 Kwang-Fu South Road, Taipei, Taiwan ROC
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                               011-886-2-2705-9051
                               -------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on May 16, 2005 was 30,000,000.

      Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                      C&D PRODUCTION INC. AND SUBSIDIARIES

PART I -          Financial Statements..........................................................................1

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

                  Consolidated Statements of Financial Position.................................................1

                  Consolidated Statements of Operations  (Unaudited)............................................2

                  Consolidated Statements of Cash Flows  (Unaudited)............................................3

                  Consolidated Statements of Changes in Stockholders' Equity....................................4

                  Notes To Condensed Consolidated Financial Statements March 31, 2005 And 2004..................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........11

         Item 3.  Controls and Procedures......................................................................13

PART II -         Other Information............................................................................14

         Item 1.  Legal Proceedings............................................................................14

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................................14

         Item 3.  Defaults Upon Senior Securities..............................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders..........................................14

         Item 5.  Other Information............................................................................14

         Item 6.  Exhibits.....................................................................................14

                  Signatures...................................................................................15

                         PART I - FINANCIAL STATEMENTS

Item 1.  Consolidated Financial Statements

                      C&D PRODUCTION INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                                                           March 31, 2005    December 31,
                                                                            (Unaudited)         2004
                                                                            -----------      -----------
Current Assets
     Cash and cash equivalents                                              $   345,748      $   282,988
     Accounts receivable, net                                                   167,884          220,354
     Other receivables                                                        2,434,239        2,562,954
     Prepaid expenses                                                            36,651        1,331,343
                                                                            -----------      -----------
         Total Current Assets                                                 2,984,522        4,397,639
                                                                            -----------      -----------
Fixed Assets, net                                                               338,795          350,741
                                                                            -----------      -----------
         Total Fixed Assets                                                     338,795          350,741
                                                                            -----------      -----------
Other Assets
     Deposits                                                                     6,143            5,986
     Production in progress                                                   2,126,845          707,129
     Intangible assets, net                                                     567,417          588,560
                                                                            -----------      -----------
         Total Other Assets                                                   2,700,405        1,301,675
                                                                            -----------      -----------
     Total Assets                                                           $ 6,023,722      $ 6,050,055
                                                                            ===========      ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses                                  $ 1,154,248      $ 1,332,882
     Due to related party                                                       265,907           12,292
     Short term note payable                                                    627,700          563,040
                                                                            -----------      -----------
     Total Current Liabilities                                                2,047,855        1,908,214

Stockholders' Equity
     Common stock, $.001 par value, 100,000,000 shares authorized,
        30,000,000 issued and outstanding                                        30,000           30,000
     Additional paid in capital                                               4,932,698        4,932,698
     Cumulative foreign-exchange translation adjustment                         208,445          203,693
     Retained earnings (deficit)                                             (1,195,276)      (1,024,550)
                                                                            -----------      -----------
     Total Stockholders' Equity                                               3,975,867        4,141,841
                                                                            -----------      -----------
     Total Liabilities and Stockholders' Equity                             $ 6,023,722      $ 6,050,055
                                                                            ===========      ===========

   Please see the notes to these condensed consolidated financial statements.

                      C&D PRODUCTION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                         --------------------------------
                                                         March 31, 2005    March 31, 2004
                                                         --------------    --------------
Sales, net                                               $    581,964      $    738,884

Cost of sales                                                 464,059           628,774
                                                         ------------      ------------

     Gross profit                                             117,905           110,110

General and administrative expenses                           273,776           217,794
                                                         ------------      ------------

     Income (loss) from operations                           (155,871)         (107,684)
                                                         ------------      ------------

Other (Income) Expense
     Interest income                                                0                (1)
     Other income                                              (1,430)                0
     Miscellaneous expense                                         18                 0
     Interest expense                                          16,267             4,582
                                                         ------------      ------------

     Total Other (Income) Expense                              14,855             4,581
                                                         ------------      ------------

     Income (loss)  before income taxes                      (170,726)         (112,265)

Provision for income taxes                                          0                 0
                                                         ------------      ------------

     Income (loss)                                       ($   170,726)     ($   112,265)
                                                         ============      ============

     Net income (loss) per share (basic and diluted)
         Basic                                           ($     0.005)     ($     0.004)
         Diluted                                         ($     0.005)     ($     0.004)

     Weighted average number of shares
         Basic                                             30,000,000        25,000,000
         Diluted                                           30,000,000        25,000,000

   Please see the notes to these condensed consolidated financial statements.

                      C&D PRODUCTION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                               -------------------------------
                                                                               March 31, 2005   March 31, 2004
                                                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                                          ($  170,726)     ($  112,265)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                    19,549           18,764
     Amortization                                                                    21,143           30,071
     Bad Debt                                                                         4,067                0
     Decrease (Increase) in receivables                                              52,470         (274,994)
     Decrease (Increase) in other receivables                                       128,715                0
     Decrease (Increase) in prepaid expenses                                      1,294,692          263,753
     Decrease (Increase) in production in progress                               (1,419,716)        (158,608)
     (Decrease) Increase in accounts payable and accrued expenses                  (178,634)          14,214
     (Decrease) Increase in deferred revenue                                              0         (292,925)
                                                                                -----------      -----------
     Total Adjustments                                                              (77,714)        (399,725)
                                                                                -----------      -----------
     Net cash used in operations                                                   (248,440)        (511,990)
                                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                             (7,603)         (11,071)
                                                                                -----------      -----------
     Net cash (used in) investing activities                                         (7,603)         (11,071)
                                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on current portion debt                                               (250,240)        (202,219)
     Proceeds from issuance of loans                                                314,900         (738,359)
     (Decrease) Increase in due to related party                                    253,615          (96,634)
     Sale of common stock                                                                 0          738,359
                                                                                -----------      -----------
     Net cash provided by (used in) financing activities                            318,275         (298,853)
                                                                                -----------      -----------
     Effect of exchange rate change on cash                                             528           (3,668)
                                                                                -----------      -----------
     Net change in cash and cash equivalents                                         62,760         (825,582)
                                                                                -----------      -----------
     Cash and cash equivalents at beginning of year                                 282,988          922,421
                                                                                -----------      -----------
     Cash and cash equivalents at end of period                                 $   345,748      $    96,839
                                                                                ===========      ===========
     Supplemental cash flows disclosures:
         Interest payments                                                      $    16,267      $     3,991
                                                                                -----------      -----------

   Please see the notes to these condensed consolidated financial statements.

                      C&D PRODUCTION INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       March 31, 2005     December 31,
                                                        (Unaudited)          2004
                                                       --------------     ------------
Common stock, number of shares outstanding
     Balance at beginning of period                      30,000,000        23,047,500
     Stock issued                                                 0         6,952,500
                                                       ------------      ------------
     Balance at end of period                            30,000,000        30,000,000
                                                       ============      ============

Common stock, par value $.001
     Balance at beginning of year                      $     30,000      $     23,048
     Common stock issued                                          0             6,952
                                                       ------------      ------------
     Balance at end of period                                30,000            30,000
                                                       ------------      ------------

Additional paid in capital
     Balance at beginning of year                         4,932,698         2,356,779
     Stock cancellation                                           0         2,575,919
                                                       ------------      ------------
     Balance at end of period                             4,932,698         4,932,698
                                                       ------------      ------------

Cumulative foreign-exchange translation adjustment
     Balance at beginning of year                           203,693           (25,286)
     Foreign currency translation                             4,752           228,979
                                                       ------------      ------------
     Balance at end of period                               208,445           203,693
                                                       ------------      ------------

Retained (deficits)
     Balance at beginning of year                        (1,024,550)         (140,218)
     Net income (loss)                                     (170,726)         (884,332)
                                                       ------------      ------------
     Balance at end of period                            (1,195,276)       (1,024,550)
                                                       ------------      ------------

Total stockholders' equity at end of period            $  3,975,867      $  4,141,641
                                                       ============      ============

   Please see the notes to these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS

C&D Production, Inc., formerly Huile' Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group, Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the laws of the Peoples Republic of China. C&D Production, Inc. owns 100% of the outstanding stock of C&D Production Group, Inc. C&D Production Group, Inc. owns 100% of the capital stock of C&D Production International. Collectively the three corporations are referred to herein as the "Company".

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by C&D Production, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.

Basis of Consolidation - The condensed consolidated financial statements for the first quarter of 2005 include the accounts of C&D Production, Inc. and its wholly owned subsidiaries, C&D Production Group, Inc. and C&D Production International. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Financial Statement Presentation - Certain changes to the 2004 financial statements have been made to conform to the 2005 financial statement format.

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

               Furniture and Fixtures                5 - 8 years
               Automobile                            5 years
               Office Equipments                     3 - 8 years
               Building and Improvements             30 years

Intangible Assets - Effective July 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized.

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

Exchange Gain (Loss) - As of March 31, 2005 and 2004, the transactions of C&D Production, Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation  Adjustments  - As of March 31, 2005 and 2004,  the  accounts of C&D
Production, Inc. - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of March 31, 2005 and 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03149 and NTD$1=USD$0.03014, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03178 and NTD$1=USD$0.02990, respectively. Total translation adjustment recognized for the three months ended March 31, 2005 and 2004 is $203,693 and ($28,263), respectively.

NOTE 3 - CONCENTRATION

The Company had five major customer during the three months ended March 31, 2005. Of the five customers referred to herein, one customer comprised 58.2% of the total sales during the three months ended March 31, 2005. Sales to this customer were approximately $358,978. Included in accounts receivable is $62,102 from this customer as of March 31, 2005.

NOTE 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of March 31, 2005, there were no uninsured portions of the balances held at the banks.

NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following:

                                    March 31, 2005       December 31, 2004
                                    --------------       -----------------
         Land                          $  52,670             $  52,670
         Building                         55,898                55,898
         Office equipment                472,886               465,283
         Automobile                      161,282               161,282
                                       ---------             ---------

                                         742,736               735,133

         Accumulated depreciation       (403,941)             (384,392)
                                       ---------             ---------

                                       $ 338,795             $ 350,741
                                       =========             =========

NOTE 6 - INTANGIBLE ASSETS

         A summary is as follows:

                                          March 31, 2005   December 31, 2004
                                          --------------   -----------------
         Patents and Trademark costs       $ 1,182,093      $ 1,182,093
         Less accumulated amortization        (614,676)        (593,533)
                                           -----------      -----------
                                           $   567,417      $   588,560
                                           ===========      ===========

NOTE 7 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2005 and 2004 vacation liability exists in the amount of $8,675 and $0, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

As of March 31, 2005, the Company has a non interest-bearing loan from Chin-Ping Chou, the Company's Director, in the amount of $12,292.

As of March 31, 2005, the Company has a non interest-bearing loan from Michael Chou, the Company's Director and Chief Executive Officer, in the amount of $253,615.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $15,164 for the three months ended March 31, 2005. The Company has future minimum lease obligations of $19,675 for 2005.

NOTE 10 - DEBT

At March 31, 2005 and 2004, the Company had notes payable outstanding in the aggregate amount of $627,700 and $120,551, respectively. Payable as follows:

                                              March 31, 2005                                              March 31, 2004
Unsecured  notes  payable  to a  bank  in                       Unsecured  notes  payable  to a bank in
Taiwan,  Interest at 5.69% per annum, due                       Taiwan,  Interest  at 7.145% per annum,
by May 10, 2005                                 $   187,680     due by April 7, 2004                         $  120,551

Unsecured  notes  payable  to a  bank  in
Taiwan,  Interest at 5.69% per annum, due
by May 19, 2005                                     78,200

Unsecured  notes  payable  to a  bank  in
Taiwan,  Interest at 5.69% per annum, due
by June 21, 2005                                    31,280

Unsecured  notes  payable  to a  bank  in
Taiwan,  Interest at 5.69% per annum, due
by June 30, 2005                                    15,640

Unsecured  notes  payable  to a  bank  in
Taiwan,  Interest at 5.69% per annum, due
by July 10, 2005                                    62,980

Unsecured  notes  payable  to a  bank  in
Taiwan,  Interest at 5.69% per annum, due
by September 29, 2005                              251,920
                                                ----------                                                   ----------

Total                                           $  627,700      Total                                        $  120,551
                                                ==========                                                   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

General

On September 4, 2003, C&D Production Inc. (the "Company") acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. ("C&D Group"), which holds all of the issued and outstanding capital stock of C&D Production International (the "Acquisition"). The Acquisition was accounted for using the purchase method of accounting. C&D Group was founded in 1998 and is currently one of the largest professional advertisement production company in Taiwan. We primarily produce and distribute commercial advertisements for large-scale multinational companies such as Ford, Honda, Toyota, Mazda, Jaguar, Wrigley's, 7-11 Convenience Stores, Republic of China, Mild Seven Times, Sony, Ericsson, Gillette, Makoto Bank, China Airlines, Yamaha and the Government of Thailand. We also offer a broad range of services including video and film production, motion graphic design, 3-D computer design and animation. We also plan to aggressively expand our business to the Mainland Chinese Market.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

NET SALES. Net sales for the Company for the three months ended March 31, 2005 were $581,964 compared to $738,884 for the three months ended March 31, 2004. The decrease in net sales for the three months ended March 31, 2005 was due to the reduction in demand for film productions.

COST OF SALES. Cost of sales for the three months ended March 31, 2005 was $464,059, or 79.7% of net sales, as compared to $628,774, or 85.1% of net sales, during the three months ended March 31, 2004. The decrease in cost of sales as a percentage of net sales for the three months ended March 31, 2005 was due to the decrease in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $273,776 or 47.0% of net sales, for the three months ended March 31, 2005, as compared to $217,794, or 29.5% of net sales, for the three months ended March 31, 2004. The increase in general and administrative expenses was caused by the payment of a year-end bonus (which was paid during the three months ended March 31, 2005) and the hiring of new employees.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended March 31, 2005 was ($155,871), compared to income (loss) from operations for the three months ended March 31, 2004 of ($107,684). The increase in loss was due to the decrease in sales and the increase in general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was $14,855 for the three months ended March 31, 2005, as compared to $4,581 for the three months ended March 31, 2004. The increase in other expense was due to an increase in interest expense of approximately $11,700, partially offset by an increase in other income by approximately $1,400. The increase in interest expense was caused by an increase in borrowings from the company's lender.

NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2005 was ($170,726) compared to net income (loss) of ($112,265) for the three months ended March 31, 2004. The increase in net loss was due to the reasons primarily described above.

Liquidity and Capital Resources

Cash and cash equivalents were $345,748 at March 31, 2005 and $282,988 at December 31, 2004. The Company's total current assets were $2,984,522 at March 31, 2005 as compared to $4,397,639 at December 31, 2004. The Company's total current liabilities were $2,047,855 at March 31, 2005 as compared to $1,908,214 at December 31, 2004. Working capital at March 31, 2005 was $936,667 and $2,489,425 at December 31, 2004. During the three months ended March 31, 2005, net cash used in operations was ($248,440) as compared to net cash used in operations of ($511,990) during the same period in 2004. The decrease in net cash used in operations was resulted from an increase in the cash provided by receivables and the decrease in cash used for deferred revenues. Net cash provided by financing activities was $318,275, which consisted of the issuance of loans and the increase of amounts due to a related party, as compared with net cash used in financing activities of ($298,853) during the three months ended March 31, 2004. Net change in cash and cash equivalents was $62,760 and ($825,582) for the first quarter of 2005 and 2004, respectively.

Total capital expenditures during the three months ended March 31, 2005 and 2004 were $7,603 and $11,071, respectively. The expenditures for three months ended March 31 2005 related to the acquisition of office equipment. The Company funded its operations principally through revenues and financing sources in the first quarter of fiscal 2005.

The Company's operations and short term financing currently meets the cash needs of the Company. However, if the Company decides to invest in another company to produce films in the overseas markets, the Company will have to raise additional funds. The Company believes it will be able to generate revenues from production fees and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. The Company's daily operations are, from time to time, supported by advances from the Company's officers. However, the Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion of the Company will be limited by the availability of financing products and raising capital.

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

Item 3. Controls and Procedures

Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation as of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                           None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                           None.

Item 3.  Defaults Upon Senior Securities

                           None.

Item 4. Submission of Matters to a Vote of Security Holders

                           None.

Item 5.  Other Information

                           None.

Item 6.  Exhibits


         Exhibit
         Number   Description
         -------  --------------------------------------------------------------

         31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 2005              C&D PRODUCTION INC.

                                  By: /s/ Michael Chou
                                      ------------------------------------------
                                  Michael Chou
                                  Chairman of the Board, Chief Executive Officer
                                         and Secretary
                                  (Principal Executive Officer)


Dated:  May 20, 2005              By: /s/ Chien-Te Chou
                                      ------------------------------------------
                                  Chien-Te Chou
                                  Chief Financial Officer and Administrative and
                                         Financial Manager
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

         Exhibit
         Number   Description
         -------  --------------------------------------------------------------

         31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.