Form 10QSB
period 2005-06-30
C&D PRODUCTION INC
filed 2005-08-22
CIK 1119337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission File Number: 0-31039

                               C&D PRODUCTION INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)
--------------------------------------------------------------------------------
               Nevada                                      88-0438869
  (State or other jurisdiction                         (I.R.S. Employer
or incorporation or organization)                      Identification No)
--------------------------------------------------------------------------------

               8F, No. 268 Kwang-Fu South Road, Taipei, Taiwan ROC
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                               011-886-2-2705-9051
                               -------------------
                           (Issuer's telephone number)


                                       N/A
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on August 22, 2005 was 30,001,000.

      Transitional Small Business Disclosure Format (Check One): Yes |_|  No [X]

                      C&D PRODUCTION INC. AND SUBSIDIARIES


PART I -      FINANCIAL STATEMENTS.............................................1

     Item 1.  Consolidated Financial Statements................................1

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............................12

     Item 3.  Controls and Procedures.........................................16

PART II -     OTHER INFORMATION...............................................17

     Item 1.  Legal Proceedings...............................................17

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds............ ................................17

     Item 3.  Defaults Upon Senior Securities.................................17

     Item 4.  Submission of Matters to a Vote of Security Holders.............17

     Item 5.  Other Information...............................................17

     Item 6.  Exhibits........................................................17

                         PART I - FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                     ------

                                                                 June 30, 2005
                                                                   (Unaudited)      December 31, 2004
                                                               -----------------    -----------------
Current Assets
       Cash and cash equivalents                               $         805,177    $         282,988
       Accounts receivable, net                                          477,111              220,354
       Other receivables                                                       0            2,562,954
       Prepaid expenses                                                2,737,534            1,331,343
                                                               -----------------    -----------------
              Total Current Assets                                     4,019,822            4,397,639
                                                               -----------------    -----------------

Fixed Assets, net                                                        318,602              350,741
                                                               -----------------    -----------------
              Total Fixed Assets                                         318,602              350,741
                                                               -----------------    -----------------
Other Assets
         Deposits                                                          6,143                5,986
         Production in progress                                        2,360,730              707,129
         Intangible assets, net                                          545,777              588,560
              Total Other Assets                                       2,912,650            1,301,675
                                                               -----------------    -----------------
         Total Assets                                          $       7,251,074    $       6,050,055
                                                               =================    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts payable and accrued expenses                 $       1,064,008    $       1,332,882
         Loan payable                                                     95,460                    0
         Due to related party                                            840,193               12,292
         Short term note payable                                         627,700              563,040
                                                               -----------------    -----------------
         Total Current Liabilities                                     2,627,361            1,908,214
                                                               -----------------    -----------------

Stockholders' Equity
         Common stock, $.001 par value, 100,000,000
         shares authorized, 30,000,000
         issued and outstanding                                           30,000               30,000
         Additional paid in capital                                    4,932,698            4,932,698
         Cumulative foreign-exchange translation
         adjustment                                                      290,563              203,693
         Retained earnings (deficit)                                    (629,548)          (1,024,550)
                                                               -----------------    -----------------
         Total Stockholders' Equity                                    4,623,713            4,141,841
                                                               -----------------    -----------------

         Total Liabilities and Stockholders' Equity            $       7,251,074    $       6,050,055
                                                               =================    =================

                 See accompanying notes to financial statements

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                Six Months Ended
                                           ----------------------------    ----------------------------
                                             June 30,         June 30,       June 30,         June 30,
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Sales, net                                 $    671,634    $    668,529    $  1,253,598    $  1,407,413
Cost of sales                                   610,950         826,952       1,075,009       1,455,726
                                           ------------    ------------    ------------    ------------
       Gross profit                              60,684        (158,423)        178,589         (48,313)
General and administrative expenses             355,288         507,965         629,064         725,759
                                           ------------    ------------    ------------    ------------
       Income (loss) from operations           (294,604)       (666,388)       (450,475)       (774,072)
                                           ------------    ------------    ------------    ------------
Other (Income) Expense
       Interest income                           (3,184)             (2)         (3,184)             (3)
       Other income                            (869,797)        (29,907)       (871,227)        (29,907)
       Miscellaneous expense                        (18)              0               0               0
       Interest expense                          12,667           1,259          28,934           5,841
                                           ------------    ------------    ------------    ------------
       Total Other (Income) Expense            (860,332)        (28,650)       (845,477)        (24,069)
                                           ------------    ------------    ------------    ------------
       Income (loss)  before income
       taxes                                    565,728        (637,738)        395,002        (750,003)
Provision for income taxes                            0               0               0               0
                                           ------------    ------------    ------------    ------------
       Income (loss)                       $    565,728    ($   637,738)   $    395,002    ($   750,003)
                                           ============    ============    ============    ============
Net income (loss) per share (basic
and diluted)
       Basic                               $      0.019    ($     0.026)   $      0.013    ($     0.030)
       Diluted                             $      0.019    ($     0.026)   $      0.013    ($     0.030)
Weighted average number of shares
       Basic                                 30,000,000      25,000,000      30,000,000      25,000,000
       Diluted                               30,000,000      25,000,000      30,000,000      25,000,000


                 See accompanying notes to financial statements.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                   ----------------------------
                                                                                    June 30           June 30
                                                                                      2005             2004
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (loss)                                                           $    395,002    ($   750,003)

Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation                                                                      39,741          37,586
       Amortization                                                                      42,783          59,692
       Bad Debt                                                                          20,308               0
       Translation adjustment                                                            67,306          (3,113)
       Decrease (Increase) in receivables                                              (256,757)        (86,839)
       Decrease (Increase) in other receivables                                       2,562,954               0
       Decrease (Increase) in prepaid expenses                                       (1,406,191)        265,457
       Decrease (Increase) in production in progress                                 (1,653,601)       (330,463)
       (Decrease) Increase in accounts payable and accrued                             (268,874)        (82,537)
       expenses
       (Decrease) Increase in deferred revenue                                                0        (323,063)
                                                                                   ------------    ------------
       Total Adjustments                                                               (852,331)       (463,280)
                                                                                   ------------    ------------
       Net cash used in operations                                                     (457,329)     (1,213,283)
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of furniture and equipment                                               (7,603)        (16,698)
                                                                                   ------------    ------------
       Net cash (used in) investing activities                                           (7,603)        (16,698)
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Payment on current portion debt                                                 (250,240)       (322,770)
       Proceeds from issuance of loans                                                  314,900         592,672
       Proceeds from loan payable                                                        94,560         351,713
       Loan from related party                                                          827,901         126,155
       Sale of common stock                                                                   0         738,359
                                                                                   ------------    ------------
       Net cash provided by (used in) financing activities                              987,121       1,486,129
                                                                                   ------------    ------------
       Net change in cash and cash equivalents                                          522,189         256,148
                                                                                   ------------    ------------
       Cash and cash equivalents at beginning of year                                   282,988         922,421
                                                                                   ------------    ------------
       Cash and cash equivalents at end of period                                  $    805,177    $  1,178,569
                                                                                   ------------    ------------
       Supplemental cash flows disclosures:
           Interest payments                                                       $     28,934    $      4,729
                                                                                   ------------    ------------

                 See accompanying notes to financial statements

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           June 30, 2005
                                                            (Unaudited)      December 31, 2004
                                                          ---------------    -----------------
Common stock, number of shares outstanding
       Balance at beginning of period                          30,000,000           23,047,500
       Stock issued                                                     0            6,952,500
                                                          ---------------    -----------------

       Balance at end of period                                30,000,000           30,000,000
                                                          ===============    =================
Common stock, par value $.001
       Balance at beginning of period                     $        30,000    $          23,048
       Common stock issued                                              0                6,952
                                                          ---------------    -----------------
       Balance at end of period                                    30,000               30,000
                                                          ---------------    -----------------
Additional paid in capital
       Balance at beginning of period                           4,932,698            2,356,779
       Issuance of stock                                                0            2,575,919
                                                          ---------------    -----------------
       Balance at end of period                                 4,932,698            4,932,698
                                                          ---------------    -----------------
Cumulative foreign-exchange translation adjustment
       Balance at beginning of period                             203,693              (25,286)
       Foreign currency translation                                86,870              228,979
                                                          ---------------    -----------------
       Balance at end of period                                   290,563              203,693
                                                          ---------------    -----------------
Retained (deficits)
Balance at beginning of period                                 (1,024,550)            (140,218)
Net income (loss)                                                 395,002             (884,332)
                                                          ---------------    -----------------
Balance at end of period                                         (629,548)          (1,024,550)
                                                          ---------------    -----------------
Total stockholders' equity at end of period               $     4,623,713    $       4,141,841
                                                          ===============    =================

                 See accompanying notes to financial statements

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS

C&D Production, Inc., formerly Huile' Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group, Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the law of the Peoples Republic of China. Boom Business Group, Inc. was incorporated on January 5, 2005 under the laws of Samoa, but currently has no business operations. C&D Production, Inc. owns 100% of the outstanding stock of C&D Production Group, Inc. C&D Production Group, Inc. owns 100% of the capital stock of both C&D Production International and Boom Business Group, Inc. Collectively the four corporations are referred to herein as the "Company".

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by C&D Production, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") including Form 10-QSB and Item 310 of regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report for the year ended December 31, 2004.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Consolidation - The consolidated financial statements for 2005 include the accounts of C&D Production, Inc. and its wholly owned subsidiaries, C&D Production Group, Inc., C&D Production International and Boom Business Group, Inc. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:


              Furniture and Fixtures                        5 - 8 years
              Automobile                                    5 years
              Office Equipment                              3 - 8 years
              Buildings and Improvements                    30 years

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Exchange Gain (Loss) - As of June 30, 2005 and 2004, the transactions of C&D Production, Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation  Adjustments  - As of June 30,  2005 and 2004,  the  accounts of C&D
Production, Inc. - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of June 30, 2005 and 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03182 and NTD$1=USD$0.02963, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03186 and NTD$1=USD$0.02995, respectively. Total translation adjustment recognized as of June 30, 2005 and 2004 is $290,563 and ($27,679), respectively.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 3 - CONCENTRATION

The Company had five major customer during the six months ended June 30, 2005. Sales to these customers were approximately $1,175,329. Of the five customers, one customer comprised 93.7% of the total sales during the six months ended June 30, 2005. Included in accounts receivable is approximately $474,002 from this customer as of June 30, 2005.

NOTE 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of June 30, 2005, there were no uninsured portions of the balances held at the banks.

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:
                               June 30, 2005         December 31, 2004
                               -------------         -----------------
Land                           $      52,670         $          52,670
Building                              55,898                    55,898
Office equipment                     472,886                   465,283
Automobile                           161,282                   161,282
                               -------------         -----------------
                                     742,736                   735,133

Accumulated depreciation            (424,133)                 (384,392)
                               -------------         -----------------
                               $     318,603         $         350,741
                               =============         =================


NOTE 6 - INTANGIBLE ASSETS

              A summary is as follows:

                               June 30, 2005         December 31, 2004
                               -------------         -----------------
Patents and Trademark costs    $   1,182,093         $       1,182,093
Less accumulated amortization       (636,316)                 (593,533)
                               -------------         -----------------
                               $     545,777         $         588,560
                               =============         =================

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 7 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four and five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, employees earn one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2005 and 2004 vacation liability exists in the amount of $8,766 and $10,112, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

As of June 30, 2005, the Company has a non interest-bearing loan from Chin-Ping Chou, one of the Company's Directors, in the amount of $12,292.

As of June 30, 2005, the Company has a non interest-bearing loan from Michael Chou, one of the Company's Directors and its Chief Executive Officer, in the amount of $827,901.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $28,341 for the six months ended June 30, 2005. The Company has future minimum lease obligations of $8,411 for 2005.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 10 - DEBT

At June 30, 2005 and December 31, 2004, the Company had notes payable outstanding in the aggregate amount of $627,700 and $563,040, respectively. Payable as follows:

                                            June 30, 2005                                            December 31, 2004
Unsecured notes payable to a bank in                           Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum,                           bank in Taiwan, Interest at 5.53%
due by November 10, 2005                     $ 187,680         per annum, due by April 11, 2005       $      187,680

Unsecured notes payable to a bank in                           Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum,                           bank in Taiwan, Interest at
due by November 19, 2005                        78,200         5.53% per annum, due by April 11,
                                                               2005                                           62,560

Unsecured notes payable to a bank in                           Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum, due                       bank in Taiwan, Interest at
by December 21, 2005                            31,280         5.53% per annum, due by May 10,
                                                               2005                                          187,680
Unsecured notes payable to a bank in
Taiwan, Interest at 5.69% per annum, due                       Unsecured notes payable to a
by December 30, 2005                            15,640         bank in Taiwan, Interest at 5.53%
                                                               per annum, due May 19, 2005                    78,200

Unsecured notes payable to a bank in                           Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum, due                       bank in Taiwan, Interest at
by January 6, 2006                              62,980         5.53% per annum, due by June 21, 2005          31,280

Unsecured notes payable to a bank in                           Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum,                           bank in Taiwan, Interest at 5.53%
due by March 29, 2005                          251,920         per annum, due by June 30, 2005                15,640

                                          ------------                                                --------------

Total                                     $    627,700      Total                                     $      563,040
                                          ============                                                ==============

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 11 - GOING CONCERN

The Company has suffered recurring losses from operations, cash deficiencies and the ability to meets it's maturing obligations without selling operating assets or restructuring debts. These issues may raise substantial concern about its ability to continue as a going concern.

Management has prepared the following statement in order to address these and other concerns:

The Company has applied for a low interest government loan up for to approximately $3,000,000. The Company currently is engaged in discussions with a company in Mainland China to establish a shopping channel. The plans are to start broadcast as early as October 1, 2005. The Company is currently renegotiating its, notes payable and accounts payable to further reduce its current liabilities and improve its cash flow.

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

General

On September 4, 2003, C&D Production Inc. (the "Company") acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. ("C&D Group"), which holds all of the issued and outstanding capital stock of C&D Production International (the "Acquisition"). The Acquisition was accounted for using the purchase method of accounting. C&D Group was founded in 1998 and is currently one of the largest professional advertisement production companies in Taiwan. The Company primarily produces and distributes commercial advertisements for large-scale multinational companies such as Ford, Honda, Toyota, Mazda, Jaguar, Wrigley's, 7-11 Convenience Stores, Republic of China, Mild Seven Times, Sony, Ericsson, Gillette, Makoto Bank, China Airlines, Yamaha and the Government of Thailand. The Company also offers a broad range of services including video and film production, motion graphic design, 3-D computer design and animation. The Company also plans to aggressively expand its business to the Mainland Chinese Market.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET SALES. Net sales for the Company for the three months ended June 30, 2005 were $671,634 compared to $668,529 for the three months ended June 30, 2004. The slight increase in net sales for the three months ended June 30, 2005 was due to a slight increasing in demand for film productions.

COST OF SALES. Cost of sales for the three months ended June 30, 2005 was $610,950, or 90.9% of net sales, as compared to $826,952, or 123.7% of net sales, during the three months ended June 30, 2004. The decrease in cost of sales as a percentage of net sales for the three months ended June 30, 2005 was due to] higher gross margins associated with film projects completed during the three months ended June 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $355,288 or 52.9% of net sales, for the three months ended June 30, 2005, as compared to $507,965, or 76.0% of net sales, for the three months ended June 30, 2004. The decrease in general and administrative expenses was caused by a decrease in sales person's marketing expenses.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended June 30, 2005 was ($294,604), compared to income (loss) from operations for the three months ended June 30, 2004 of ($666,388). The decrease in loss was due to the decrease in cost of sales and general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was ($860,332) for the three months ended June 30, 2005, as compared to ($28,650) for the three months ended June 30, 2004. The increase in other income was due to the increase in other income for the bad debt loss, which was recognized last year and recovered during this quarter.

INCOME (LOSS). Net income (loss) for the three months ended June 30, 2005 was $565,728 compared to net income (loss) of ($637,738) for the three months ended June 30, 2004. The decrease in net loss was due to the reasons primarily described above.

FOR SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET SALES. Net sales for the Company for the six months ended June 30, 2005 were $1,253,598 compared to $1,407,413 for the six months ended June 30, 2004. The decrease in sales for the six months ended June 30, 2005 was due to the reduction in demand for film productions during the six months ended June 30, 2005.

COST OF SALES. Cost of sales for the six months ended June 30, 2005 was $1,075,009 or 85.7% of net sales, as compared to $1,455,726, or 103.4% of net sales, during the six months ended June 30, 2004. The decrease in cost of sales was due to the decrease in sales. Cost of sales did not decrease in exact proportion to sales due to various fixed costs associated with higher gross margins associated with film projects completed during the three months ended June 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $629,064 or 50.1% of net sales, for the six months ended June 30, 2005, as compared to $725,759, or 51.6% of net sales, for the six months ended June 30, 2004. The decrease in general and administrative expenses was due to a decrease in sales person's marketing expenses.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the six months ended June 30, 2005 was ($450,475) compared to income (loss) from operations for the six months ended June 30, 2004 of ($774,072). The decrease in income (loss) from operations was due to the reasons primarily described above. This change was the result of the decreasing of fixed costs of sales and general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was ($845,477) for the six months ended June 30, 2005, as compared to ($24,069) for the six months ended June 30, 2004. The increase was due to the increase in other income for the bad debt loss, which was recognized last year and recovered during the second quarter.

INCOME (LOSS). Net income (loss) for the six months ended June 30, 2005 was $395,002 compared to net income (loss) of ($750,003) for the six months ended June 30, 2004. The increase in income (loss) was due to the reasons primarily described above.

Liquidity and Capital Resources

Cash and cash equivalents were $805,177 at June 30, 2005 and $282,988 at December 31, 2004. The Company's total current assets were $4,019,822 at June 30, 2005, as compared to $4,397,639 at December 31, 2004. The Company's total current liabilities were $2,627,361 at June 30, 2005, as compared to $1,908,214 at December 31, 2004. Working capital at June 30, 2005 was $1,392,461 and $2,489,425 at December 31, 2004. During the three months ended June 30, 2005, net cash used in operations was ($457,329), as compared to net cash used in operations of ($1,213,283) during the same period in 2004. The decrease in net cash used in operations resulted from an increase in net income and the cash provided by other receivables. Net cash provided by financing activities was $987,121, which consisted of the issuance of loans and the increase of amounts due to a related party, as compared with net cash provided by financing activities of $1,486,129 during the six months ended June 30, 2004. Net change in cash and cash equivalents was $522,189 and $256,148 for the second quarter of 2005 and 2004, respectively.

The Company has applied for a low interest government loan up for to approximately $3,000,000. The Company currently is engaged in discussions with a company in Mainland China to establish a shopping channel. The plans are to start broadcast as early as October 1, 2005. The Company is currently renegotiating its, notes payable and accounts payable to further reduce its current liabilities and improve its cash flow.

Total capital expenditures during six three months ended June 30, 2005 and 2004 were ($7,603) and ($16,698), respectively.

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

Item 3. Controls and Procedures

Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the quarter ended June 30, 2005, there has been no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

               None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

               None.

Item 3.  Defaults Upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

Item 5.  Other Information

               None.

Item 6.  Exhibits


         Exhibit
         Number       Description
         ------       -----------

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

                                  C&D PRODUCTION INC.
Dated:  August 22, 2005           By:      /s/ Michael Chou
                                      ---------------------
                                  Michael Chou
                                  Chairman of the Board, Chief
                                  Executive Officer and Secretary
                                  (Principal Executive Officer)

Dated:  August 22, 2005           By:      /s/ Chien-Te Chou
                                      ----------------------
                                  Chien-Te Chou
                                  Chief Financial Officer and
                                  Administrative and Financial Manager
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

         Exhibit
         Number       Description
         ------       -----------

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