Form 10QSB
period 2005-09-30
C&D PRODUCTION INC
filed 2005-11-21
CIK 1119337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005
                                -------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission File Number: 0-31039

                               C&D PRODUCTION INC.
        (Exact name of small business issuer as specified in its charter)
--------------------------------------------------------------------------------

             NEVADA                                     88-0438869
--------------------------------------------------------------------------------
(State or other jurisdiction or             (I.R.S. Employer Identification No)
incorporation or organization)
--------------------------------------------------------------------------------


               8F, NO. 268 KWANG-FU SOUTH ROAD, TAIPEI, TAIWAN ROC
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                               011-886-2-2705-9051
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
              ----------------------------------------------------
                         if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on November 18, 2005 was 30,001,000.

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                      C&D PRODUCTION INC. AND SUBSIDIARIES


PART I -    FINANCIAL STATEMENTS...............................................1


      Item 1. Consolidated Financial Statements................................1

      Item 2. Management's  Discussion  and  Analysis of Financial
              Condition  and Results of Operations............................15

      Item 3. Controls and Procedures.........................................18

PART II -   OTHER INFORMATION.................................................19

      Item 1. Legal Proceedings...............................................19

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....19

      Item 3. Defaults Upon Senior Securities.................................19

      Item 4. Submission of Matters to a Vote of Security Holders.............19

      Item 5. Other Information...............................................19

      Item 6. Exhibits........................................................19

                         PART I - FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                      C&D PRODUCTION, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                     ------

                                                              SEPTEMBER 30, 2005     DECEMBER 31, 2004
                                                                 (UNAUDITED)             (RESTATED)
                                                              ------------------     -----------------
Current Assets
      Cash and cash equivalents                               $          174,388     $          282,988
      Accounts receivable, net                                           134,443                220,354
      Other receivables                                                        0              3,416,774
      Prepaid expenses                                                    96,170              1,331,343
                                                              ------------------     ------------------

               Total Current Assets                                      405,001              5,251,459
                                                              ------------------     ------------------

        Fixed Assets, net                                                317,535                350,741
                                                              ------------------     ------------------

             Total Fixed Assets                                          317,535                350,741
                                                              ------------------     ------------------

     Other Assets
       Deposits                                                           12,319                  5,986
       Production in progress                                          5,650,972                707,129
       Intangible assets, net                                            546,033                588,560
                                                              ------------------     ------------------
               Total Other Assets                                      6,209,324              1,301,675
                                                              ------------------     ------------------
               Total Assets                                   $        6,931,860     $        6,903,875
                                                              ==================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
  Accounts payable and accrued expenses                       $        1,190,292     $        1,332,882
  Due to related party                                                   996,730                 12,292
  Short term notes payable                                               602,400                563,040
                                                              ------------------     ------------------
  Total Current Liabilities                                            2,789,422              1,908,214
                                                              ------------------     ------------------

  Minority interest                                                       27,970                      0
                                                              ------------------     ------------------

Stockholders' Equity

  Common stock, $.001 par value, 100,000,000
    shares authorized, 30,000,000
    issued and outstanding                                                30,000                 30,000
  Additional paid in capital                                           4,897,438              4,897,438
  Cumulative foreign-exchange translation adjustment                     355,281                203,693
  Retained earnings (deficit)                                         (1,168,251)              (135,470)
                                                              ------------------     ------------------
  Total Stockholders' Equity                                           4,114,468              4,995,661
                                                              ------------------     ------------------
  Total Liabilities and Stockholders' Equity                  $        6,931,860     $        6,903,875
                                                              ------------------     ------------------

                 See accompanying notes to financial statements

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                   Nine Months Ended
                                                   --------------------------------      ---------------------------------
                                                   Sept. 30, 2005     Sept. 30, 2004     Sept. 30, 2005     Sept. 30, 2004
                                                   --------------     --------------     --------------     --------------

Sales, net                                         $      576,177     $      701,429     $    1,829,775     $    2,138,749
Cost of sales                                             781,700            734,078          1,856,709          2,189,901
                                                   --------------     --------------     --------------     --------------
Gross profit                                             (205,523)           (32,649)           (26,934)           (51,152)
General and administrative expenses                       326,943            270,471            956,007            996,230
                                                   --------------     --------------     --------------     --------------
Income (loss) from operations                            (532,466)          (303,120)          (982,941)        (1,047,382)
                                                   --------------     --------------     --------------     --------------
Other (Income) Expense
Interest income                                              (174)                (2)            (3,358)                (5)
Other income                                                7,400                  0            (10,007)                 0
Miscellaneous expense                                         770                  0                770                  0
Interest expense                                           33,501             12,619             62,435             18,460
                                                   --------------     --------------     --------------     --------------
Total Other (Income) Expense                               41,497             12,617             49,840             18,455
                                                   --------------     --------------     --------------     --------------

Income (loss)  before income taxes                       (573,963)          (315,737)        (1,032,781)        (1,065,837)
Provison for income taxes                                       0                  0                  0                  0
                                                   --------------     --------------     --------------     --------------
       Income (loss)                               ($     573,963)    ($     315,737)       ($1,032,781)     ($  1,065,837)
                                                   ==============     ==============     ==============     ==============
Net income (loss) per share (basic and diluted)
            Basic                                  ($       0.019)    ($       0.011)    ($       0.034)    ($       0.041)
            Diluted                                ($       0.019)    ($       0.011)    ($       0.034)    ($       0.041)
Weighted average number of shares
            Basic                                      30,000,000         28,333,333         30,000,000         26,111,111
            Diluted                                    30,000,000         28,333,333         30,000,000         26,111,111

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                       ------------------------------
                                                       Sept. 30, 2005  Sept. 30, 2004
                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                 $ (1,032,781)    $ (1,065,837)

Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation  and amortization                         122,831          108,729
     Bad Debt                                                22,758                0
     Minority interest                                       27,970                0
     Translation adjustment                                  66,880            5,001
     Decrease (Increase) in receivables                      85,911          (57,500)
     Decrease (Increase) in other receivables             3,416,774                0
     Decrease (Increase) in prepaid expenses              1,235,173         (140,929)
     Decrease (Increase) in production in progress       (4,943,843)        (500,277)
     (Decrease) Increase in accounts payable
          and accrued expenses                             (142,590)           7,674
     (Decrease) Increase in deferred revenue                      0         (187,546)
                                                       ------------     ------------
     Total Adjustments                                     (108,137)        (764,848)
                                                       ------------     ------------
     Net cash (used in) operations                       (1,140,918)      (1,830,685)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                    (12,360)         (18,253)
                                                       ------------     ------------
     Net cash (used in) investing activities                (12,360)         (18,253)
                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on current portion debt                       (240,960)        (680,082)
     Payment on loan                                        (94,560)               0
     Proceeds from issuance of loans                        301,200          592,672
     Proceeds from loan payable                              94,560          351,713
     Loan from related party                                984,438          323,251
     Sale of common stock                                         0          738,359
                                                       ------------     ------------
     Net cash provided by (used in) financing
     activities                                           1,044,678        1,325,913
                                                       ------------     ------------

     Net change in cash and cash equivalents               (108,600)        (523,025)
                                                       ------------     ------------
     Cash and cash equivalents at beginning of year         282,988          922,421
                                                       ------------     ------------
     Cash and cash equivalents at end of period        $    174,388     $    399,396
                                                       ============     ============

     Supplemental cash flows disclosures:
          Interest payments                            $     61,268     $     18,460
                                                       ------------     ------------
     Non cash transactions:
          Converstion of debt to equity                $          0     $  1,844,513
                                                       ------------     ------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      September 30, 2005
                                                          (Unaudited)       December 31, 2004
                                                      -----------------     -----------------

Common stock, number of shares outstanding
          Balance at beginning of period                     30,000,000            23,047,500
          Stock issued                                                0             6,952,500
                                                      -----------------     -----------------
          Balance at end of period                           30,000,000            30,000,000
                                                      =================     =================

Common stock, par value $.001
          Balance at beginning of period              $          30,000     $          23,048
          Common stock issued                                         0                 6,952
                                                      -----------------     -----------------

          Balance at end of period                               30,000                30,000
                                                      -----------------     -----------------

Additional paid in capital
          Balance at beginning of period                      4,897,438             2,321,519
          Issuance of stock                                           0             2,575,919
                                                      -----------------     -----------------

          Balance at end of period                            4,897,438             4,897,438
                                                      -----------------     -----------------

Cumulative foreign-exchange translation adjustment
          Balance at beginning of period                        203,693               (25,286)
          Foreign currency translation                          151,588               228,979
                                                      -----------------     -----------------

          Balance at end of period                              355,281               203,693
                                                      -----------------     -----------------

Retained (deficits)
          Balance at beginning of period                       (135,470)             (104,958)
          Net income (loss)                                  (1,032,781)              (30,512)
                                                      -----------------     -----------------

          Balance at end of period                           (1,168,251)             (135,470)
                                                      -----------------     -----------------

Total stockholders' equity at end of period           $       4,114,468     $       4,995,661
                                                      =================     =================

Comprehensive income (loss)
          Net income (loss)                           ($      1,032,781)    ($         30,512)
          Currency translation adjustments                      151,588               228,979
                                                      -----------------     -----------------

          Comprehensive income (loss)                 ($        881,193)    $         198,467
                                                      =================     =================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS

C&D Production, Inc., formerly Huile' Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group, Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the law of the Peoples Republic of China. Boom Business Group, Inc. was incorporated on January 5, 2005 under the laws of Samoa. C&D Production, Inc. owns 100% of the outstanding stock of C&D Production Group, Inc. C&D Production Group, Inc. owns 100% of the capital stock of both C&D Production International and Boom Business Group, Inc. Collectively the four corporations are referred to herein as the "Company".

On September 4, 2003, C&D Production Group, Inc. became a wholly owned subsidiary of C&D Production, Inc. through an Exchange Agreement, whereby C&D Production, Inc. acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. in exchange for 13,828,500 shares of C&D Production, Inc.

Shanghai Shi-Tsri Investment Consulting Corporation was incorporated on August 17, 2005 under the laws of the Peoples Republic of China to operate a shopping channel. C&D Production Group, Inc. owns 80% of the outstanding shares of Shanghai Shi-Tsri Investment Consulting Corporation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by C&D Production, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") including Form 10-QSB and Item 310 of regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

     ---------------------------------- ----------------------------------
     Furniture and Fixtures             5 - 8 years
     ---------------------------------- ----------------------------------
     Automobile                         5 years
     ---------------------------------- ----------------------------------
     Office Equipment                   3 - 8 years
     ---------------------------------- ----------------------------------
     Buildings and Improvements         30 years
     ---------------------------------- ----------------------------------

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

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

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

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

Exchange Gain (Loss) - As of September 30, 2005 and 2004, the transactions of C&D Production, Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustments - As of September 30, 2005 and 2004, the accounts of C&D Production, Inc. - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

As of September 30, 2005 and 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03012 and NTD$1=USD$0.02942, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03159 and NTD$1=USD$0.02979, respectively. Total translation adjustment recognized as of September 30, 2005 and 2004 is $355,281 and ($20,259), respectively.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
NOTE 3 - CONCENTRATION

The Company had five major customer during the nine months ended September 30, 2005. Sales to these customers were approximately $1,687,535. Of the five customers, two customers comprised 59% of the total sales during the nine months ended September 30, 2005. Included in accounts receivable is approximately $79,507 from these customers as of September 30, 2005.

NOTE 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of September 30, 2005, there were no uninsured portions of the balances held at the banks.

NOTE 5 - FIXED ASSETS

    Fixed assets consist of the following:

                                               September 30, 2005   December 31, 2004
                                               ------------------   -----------------
     Land                                         $       54,065     $       52,670
     Building                                             57,379             55,898
     Office equipment                                    489,919            465,283
     Automobile                                          165,555            161,282
                                                  --------------     --------------

                                                         766,918            735,133

     Accumulated depreciation                           (449,383)          (384,392)
                                                  --------------     --------------
                                                  $      317,535     $      350,741
                                                  ==============     ==============


NOTE 6 - INTANGIBLE ASSETS

     A summary is as follows:

                                               September 30, 2005   December 31, 2004
                                               ------------------   -----------------
     Film rights                                     $ 1,213,406        $ 1,182,093
     Less accumulated amortization                      (667,373)          (593,533)
                                                     -----------        -----------

                                                     $   546,033        $   588,560
                                                     ===========        ===========

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE 7 - PRODUCTION IN PROGRESS

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

The Company currently has several projects under development which we expect to complete in 2005 and 2006. Costs of production are capitalized as incurred and amortized in accordance SOP 00-2. As of September 30, 2005 $5,650,972 has been capitalized, with $3,400,000 associated with the DVM project and $2,250,972 associated with television.

NOTE 8 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four and five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, employee earn one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2005 and 2004 vacation liability exists in the amount of $6,746 and $7,666, respectively.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE 9 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

As of September 30, 2005, the Company has a non interest-bearing loan from Chin-Ping Chou, one of the Company's Directors, in the amount of $12,292.

As of September 30, 2005, the Company has a non interest-bearing loan from Michael Chou, one of the Company's Directors and its Chief Executive Officer, in the amount of $984,438.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $44,297 for the nine months ended September 30, 2005. The Company has future minimum lease obligations of $45,869 for 2006.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 AND 2004
NOTE 11 - DEBT

At  September  30, 2005 and December  31,  2004,  the Company had notes  payable outstanding  in the  aggregate  amount of $602,400 and  $563,040,  respectively. Payable as follows:
                                              September 30, 2005                                                  December 31, 2004
Unsecured notes payable to a bank in Taiwan,                         Unsecured notes payable to a bank in Taiwan,
Interest at 5.75% per annum,                                         Interest at 5.53% per annum,
due by November 10, 2005                             $  180,720      due by April 11, 2005                              $  187,680

Unsecured notes payable to a bank in Taiwan,                         Unsecured notes payable to a bank in Taiwan,
Interest at 5.75% per annum,                                         Interest at 5.53% per annum,
due by November 19, 2005                                 75,300      due by April 11, 2005                                  62,560

Unsecured notes payable to a bank in Taiwan,                         Unsecured notes payable to a bank in Taiwan,
Interest at 5.75% per annum,                                         Interest at 5.53% per annum,
due by December 21, 2005                                 30,120      due by May 10, 2005                                   187,680

Unsecured notes payable to a bank in Taiwan,                         Unsecured notes payable to a bank in Taiwan,
Interest at 5.75% per annum,                                         Interest at 5.53% per annum,
due by December 30, 2005                                 15,060      due by May 19, 2005                                    78,200

Unsecured notes payable to a bank in Taiwan,                         Unsecured notes payable to a bank in Taiwan,
 Interest at 5.75% per annum,                                        Interest at 5.53% per annum,
due by January 6, 2006                                   60,240      due by June 21, 2005                                   31,280

Unsecured notes payable to a bank in Taiwan,                         Unsecured notes payable to a bank in Taiwan,
Interest at 5.75% per annum,                                         Interest at 5.53% per annum,
due by March 29, 2006                                   240,960      due by June 30, 2005                                   15,640
                                                     ----------                                                         ----------
Total                                                $  602,400      Total                                                 563,040
                                                     ==========                                                         ==========

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE 12 - SEGMENT REPORTING

The Company has two principal operating segments which are the production of (1) television commercials, (2) DVD series on the history of China. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company has determined that both operating segments are reportable segments as they meet the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The Company's DVD operating segment is currently in the production stage during 2005 and therefore has no revenues. The accounting policies of the business segments are the same as those described in "Note 1: Summary of Significant Accounting Policies." The following tables show the operations of the Company's reportable segments:

                                     Television       DVM China     Eliminations   Consolidated
                                      Commercial      Segment
Sales to unaffiliated customers      $ 1,829,775       $     -0-            -0-    $ 1,829,775
Intersegment sales                           -0-             -0-            -0-            -0-
                                     ----------------------------------------------------------
Net sales                              1,829,775             -0-            -0-      1,829,775
Income before taxes (1)               (1,032,781)            -0-            -0-     (1,032,781)
Total assets (2)                       3,528,895       3,402,965            -0-      6,931,860
Property additions (3)                   (12,360)            -0-            -0-        (12,360)
Interest expense                         (62,435)            -0-            -0-        (62,435)
Depreciation and amortization (3)        122,831             -0-            -0-        122,831

      (1) Income before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest income.

      (2) Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support divisions and common facilities, and certain other assets.

      (3) Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Sales are attributable to geographic areas based on location of customer (see note 3).

Also, because all of the Company's sales are derived from the sales of productions outside of the United States, all long-lived assets are located outside the United States.

                      C&D PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004




NOTE 13 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2005 and December 31, 2004 are as follows:

                                      Foreign Currency       Accumulated Other
                                   Translation Adjustment  Comprehensive Income
                                   ----------------------  --------------------

Balance at December 31, 2003            $ (25,286)              $ (25,286)
Change for 2004                           228,979                 228,979
                                        ---------               ---------

Balance at December 31, 2004              203,693                 203,693
                                        ---------               ---------
Change for 2005                           151,588                 151,588
                                        ---------               ---------

Balance at September 30, 2005           $ 355,281               $ 355,281
                     === ====           =========               =========


NOTE 14 - GOING CONCERN

The Company has suffered recurring losses from operations, cash deficiencies and the inability to meets it's maturing obligations without restructuring debts or borrowing from related parties. These issues may raise substantial concern about its ability to continue as a going concern.

Management has prepared the following statement in order to address these and other concerns: The Company has applied for a low interest government loan for up to approximately $3,000,000. The Company currently is engaged in discussions with a company in Mainland China to establish a shopping channel in order to create additional revenue. In this regard they have opened a new Chinese company and are awaiting approval from the Chinese government, see Note 1. ITEM 2.

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

Revenue recognition

Revenue from production of advertising is recognized upon completion of the project, and is recorded net of discounts and allowances. Revenue from the distribution of featured films and related products will be recognized when earned and reasonably estimable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

SALES, NET. Sales, net for the Company for the three months ended September 30, 2005 were $576,177 compared to $701,429 for the three months ended September 30, 2004. The decrease in sales, net for the three months ended September 30, 2005 was due to a reduction in demand for television commercial production.

COST OF SALES. Cost of sales for the three months ended September 30, 2005 was $781,700, or 135.8% of sales, net, as compared to $734,078, or 104.6% of sales, net, during the three months ended September 30, 2004. The increase in cost of sales as a percentage of sales, net for the three months ended September 30, 2005 was due to cost overruns on television commercial productions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $326,943, or 56.7% of sales, net, for the three months ended September 30, 2005, as compared to $270,471, or 38.6% of sales, net, for the three months ended September 30, 2004. The increase in general and administrative expenses as a percentage of sales, net was caused by an increase in employee expenses due to the hiring of additional employees in preparation for our new shopping channel business venture.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended September 30, 2005 was ($532,466), compared to income (loss) from operations for the three months ended September 30, 2004 of ($303,120). The increase in loss was due to the decrease in sales, net, the increase in cost of sales as a percentage of sales and increased general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was $41,497 for the three months ended September 30, 2005, as compared to $12,617 for the three months ended September 30, 2004. The increase in other expense was due to an increase in interest expense.

INCOME (LOSS). Net income (loss) for the three months ended September 30, 2005 was ($573,963) compared to net income (loss) of ($315,737) for the three months ended September 30, 2004. The increase in net loss was due to the reasons primarily described above.

FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

SALES, NET. Sales, net for the Company for the nine months ended September 30, 2005 were $1,829,775 compared to $2,138,749 for the nine months ended September 30, 2004. The decrease in sales, net for the nine months ended September 30, 2005 was due to was due to a reduction in demand for television commercial production.

COST OF SALES. Cost of sales for the nine months ended September 30, 2005 was $1,856,709 or 101.5% of sales, net, as compared to $2,189,901, or 102.4% of sales, net during the nine months ended September 30, 2004. The decrease in cost of sales as a percentage of sales, net for the nine months ended September 30, 2005 was due to a decrease in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $956,007 or 52.2% of sales, net, for the nine months ended September 30, 2005, as compared to $996,230, or 46.6% of sales, net, for the nine months ended September 30, 2004. The increase in general and administrative expenses as a percentage of sales, net was caused by an increase in employee expenses due to the hiring of additional employees in preparation for our new shopping channel business venture.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the nine months ended September 30, 2005 was ($982,941) compared to income (loss) from operations for the nine months ended September 30, 2004 of ($1,047,382). The decrease in loss from operations was due to the decrease in cost of sales associated with a decrease in sales.

OTHER (INCOME) EXPENSE. Total other (income) expense was $49,840 for the nine months ended September 30, 2005, as compared to $18,455 for the nine months ended September 30, 2004. The increase in other expense was due to an increase in interest expense.

INCOME (LOSS). Net income (loss) for the nine months ended September 30, 2005 was $1,032,781 compared to net income (loss) of ($1,065,837) for the nine months ended September 30, 2004. The decrease in loss was due to the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $174,388 at September 30, 2005 and $282,988 at December 31, 2004. The Company's total current assets were $405,001 at September 30, 2005, as compared to $5,251,459 at December 31, 2004. The Company's total current liabilities were $2,789,422 at September 30, 2005, as compared to $1,908,214 at December 31, 2004. Working capital at September 30, 2005 was ($2,384,421) and $3,343,245 at December 31, 2004. During the nine months ended September 30, 2005, net cash used in operations was $1,140,918, as compared to net cash used in operations of $1,830,685 during the same period in 2004. The decrease in net cash used in operations resulted from an increase in prepaid expenses. Net cash provided by financing activities was $1,044,678, which consisted of primarily of a loan from a related party, as compared with net cash provided by financing activities of $1,325,913 during the nine months ended September 30, 2004. Net change in cash and cash equivalents was ($108,600) and ($523,025) for the third quarter of 2005 and 2004, respectively.

Total capital expenditures during the nine months ended September 30, 2005 and 2004 were $12,360 and $18,253, respectively.

The Company has suffered recurring losses from operations, cash deficiencies and the ability to meets it's maturing obligations without selling operating assets or restructuring debts. These issues may raise substantial concern about its ability to continue as a going concern. The Company has applied for a low interest government loan up for to approximately $3,000,000, the application for which the PRC is still reviewing. The Company currently is engaged in discussions with a company in Mainland China to establish a shopping channel in order to create additional revenue. Shanghai Shi-Tsri Investment Consulting Corporation was incorporated on August 17, 2005 under the laws of the Peoples Republic of China to operate the shopping channel. C&D Production Group, Inc. owns 80% of the outstanding shares of Shanghai Shi-Tsri Investment Consulting Corporation. The Company invested $112,000 for its 80% stake in this company. The Company believes it will be able to generate revenues from production fees and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. The Company's daily operations are, from time to time, supported by advances from the Company's officers. However, the Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion of the Company will be limited by the availability of financing products and raising capital.

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

ITEM 3.CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation as of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                                         C&D PRODUCTION INC.
Dated:  November 18, 2005                By: /s/ Michael Chou
                                             ----------------------------------
                                         Michael Chou
                                         Chairman of the Board, Chief Executive
                                         Officer and Secretary
                                         (Principal Executive Officer)

Dated:  November 18, 2005                By: /s/ Chien-Te Chou
                                             ----------------------------------
                                         Chien-Te Chou
                                         Chief Financial Officer and
                                         Administrative and Financial Manager
                                         (Principal Financial Officer)

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