Form 10KSB/A
period 2004-12-31
C&D PRODUCTION INC
filed 2006-01-27
CIK 1119337

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

AMENDMENT NO. 1
TO
 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Fiscal Year Ended: December 31, 2004

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

$0.001 Common Stock
(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State issuer's revenues for its most recent fiscal year: $3,046,654. The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $23,719,000 based on the closing bid price of $1.01 per share as reported on the OTC Bulletin Board on March 31, 2005. As of March 31, 2005, 30,000,000 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Documents incorporated by reference: None.

i

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A (“Form 10-KSB/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (filed with the Securities and Exchange Commission) for the purposes of, among other things, correcting the financial statements to reflect the historical results of C & D Production Group, Inc. for all periods presented and accounting for the Share Exchange which occurred on September 4, 2003 as a reverse acquisition, and not as a business combination.

ii

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

Quarter Ending:	High	Low

2003

March 31, 2003	$6.00*	$0.01*
June 30, 2003	0.01*	0.01*
September 30, 2003	2.20	0.01
December 31, 2003	3.00	2.20

2004

March 31, 2004	$2.81	$2.60
June 30, 2004	2.95	2.79
September 30, 2004	2.90	2.33
December 31, 2004	3.00	2.50

Quarter Ending:	High	Low

2005

March 31, 2005	$3.00	$0.90

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Year Ended
	December 31,
	2003	2004
Revenues	100.0%	100.0%
Cost of revenues	76.0%	62.4%
Gross profit (loss)	24.0%	37.6%
Selling, general and administrative expenses	25.6%	37.7%

Loss from operations	1.5%	*
Net interest income	*	*
Net loss	2.0%	1.0%

* Less than 1%

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003
SALES. Net sales for the year ended December 31, 2004 were $3,046,654 compared to $4,038,090 for the year ended December 31, 2003.  The decrease in sales for the year ended December 31, 2004 was due to a reduction in overall market demand for commercial productions, a decrease in the demand for film production by existing clients of C&D International and a freeze in prices charged due to competitive pricing pressures.

COST OF SALES. Cost of sales for the year ended December 31, 2004 was $1,900,207, or 62.3% of sales, as compared to $3,067,578, or 76.0% of sales, during the year ended December 31, 2003. The decrease in cost of sales as a percentage of net sales was due to a reduction in production costs due in part to lower expenses associated with employing lesser-known actors and reductions in shooting staff disbursements.The total decrease in cost of sales was due to the decrease in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,147,510, or 38% of sales, for the year ended December 31, 2004, as compared to approximately $1,032,100, or 25.6% of sales, for the year ended December 31, 2003. The increase was due to an increase in independent contractor compensation expenses for film production staff required for more prestigious film productions and an increase in travelling expenses resulting from an increased emphasis on business development outside Taiwan.

INCOME (LOSS) FROM OPERATIONS. Loss from operations for the year ended December 31, 2004 was ($1,063) as compared to ($61,588) for the year ended December 31, 2003. The decrease in loss from operations was due to improved operating margins, offset in part by higher general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was $29,449 for the year ended December 31, 2004 as compared to total other (income) expense of approximately $37,809 for the year ended December 31, 2003. The decrease in total other expenses was a result of the decrease in interest expenses and a reduction in the interest rate on our bank loans from 7.145% to 5.530%.

NET INCOME (LOSS). Net loss for the year ended December 31, 2004 was $30,512 as compared to a net loss of $99,397 for the year ended December 31, 2003. The increase in net income is due to improved operating margins, offset in part by higher general and administrative expenses, as discussed aboved.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $282,988 at December 31, 2004 and $922,421 at December 31, 2003. The Company's current assets totaled $5,251,459 at December 31, 2004 as compared to $1,546,541 at December 31, 2003. The Company's total current liabilities were $1,908,214 at December 31, 2004 as compared to $3,206,842 at December 31, 2003.

On August 29, 2004, the Company issued 5,000,000 shares of its common stock to 9 investors in exchange for the cancellation of a note in the aggregate principal amount of $1,844,513.

On January 25, 2004, the Company issued 1,952,500 shares of its common stock to 5 investors in exchange for an aggregate of $738,359.

Working capital at December 31, 2004 was $3,343,245 and $(1,660,301) at December 31, 2003. During the year ended December 31, 2004, net cash (used in) operating activities was $(1,834,874) as compared to net cash provided by operating activities of $(849,053) during the same period in 2003. Net cash provided by financing activities was $1,213,694 and $1,563,086 for the year ended December 31, 2004 and 2003, respectively. The net change in cash and cash equivalents was $(639,433) and $655,081 for the year ended 2004 and 2003, respectively.

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

b. Changes in Internal Controls:

During the fiscal year ended December 31, 2004, there has been no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal controls over financial reporting.

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

Name	Age	Position
Michael Chou	43	Chief Executive Officer, Secretary and Chairman of the Board
Chien-Te Chou	38	Chief Financial Officer and Administrative and Financial Manager
Dennis Chang	38	General Manager and Director
Mei-Lin Chiang	39	General Inspector and Director
Kevin Lin	45	Director
Keng-Lien Chou	38	President and Director

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

					Long Term
					Compensation
		Annual Compensation			Awards
					Restricted	All Other
Name/Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)	Stock Award ($)	Comp. ($)
Michael Chou,	2004	$104,261	$8,688	$—	$	$—
Chief Executive Officer,	2003	$84,558	$—	$—	$	$—
Secretary and Chairman of the Board	2002	$94,029	$—	$—	$—	$—

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

	Shares
	Beneficially	Percent of Shares
Name and Address of Beneficial Owner	Owned (1)	Beneficially Owned
Michael Chou,
3F, No. 272 Kwang-Fu South Road, Taipei, Taiwan ROC	2,625,000	8.75%
Chien-Te Chou
10F 70, Kang-Ding Road, Taipei, Taiwan	300,500	1.00%
Dennis Chang
2F, No. 5 Wen-Ho Road, Taipei, Taiwan ROC	1,050,000	3.50%
Mei-Lin Chiang
No.47, Alley 30, Lane 284, Wusing St., Sinyi District,
Taipei City 110, Taiwan ROC	1,050,000	3.50%
Keng-Lien Chou
No.18, Lane 11, Jhulian St., Hsinchu City 300, Taiwan ROC	962,500	3.21%
Kevin Lin
7F., No.61, Lane 134, Sec. 3, Sinyi Rd., Da-an District,
Taipei City 106, Taiwan ROC	527,895	1.76%
All directors and officers
as a group (6 persons)	6,515,895	21.72%

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

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
C&D Production, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the consolidated statements of financial position of C&D Production, Inc., and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C&D Production, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the financial statements, the Company has restated its financial statements to correct of an error in reporting its business combination in 2003 and its allowance for doubtful accounts in 2004. The effect on net income is a reduction in 2003 of $15,312 and an increase in 2004 of $853,820.

/s/ Lichter, Yu & Associates
 Lichter, Yu & Associates

March 23, 2005, except for Note 15, as to which the date is September 20, 2005
San Diego, California

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE' OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2004 AND 2003
(RESTATED)

ASSETS

	2004	2003
Current Assets
Cash and cash equivalents	$282,988	$922,421
Accounts receivable, net	220,354	305,206
Other receivables	3,416,774	1,326
Prepaid expenses	1,331,343	317,588

Total Current Assets	5,251,459	1,546,541

Fixed Assets, net	350,741	409,897

Total Fixed Assets	350,741	409,897

Other Assets
Deposits	5,986	5,986
Production in progress	707,129	2,749,485
Intangible assets, net	588,560	709,256

Total Other Assets	1,301,675	3,464,727

Total Assets	$6,903,875	$5,421,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,332,882	$939,269
Due to related party	12,292	128,940
Deferred revenue	0	323,063
Short term notes payable	563,040	322,770
Loan Payable	0	1,492,800

Total Current Liabilities	1,908,214	3,206,842

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 30,000,000 and
23,047,500 issued and outstanding, respectively	30,000	23,048
Additional paid in capital	4,897,438	2,321,519
Other comprehensive income (expense)	203,693	(25,286)
Retained earnings (deficit)	(135,470)	(104,958)

Total Stockholders' Equity	4,995,661	2,214,323

Total Liabilities and Stockholders' Equity	$6,903,875	$5,421,165

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE' OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(RESTATED)

	2004	2003

Revenues	$3,046,654	$4,038,090

Cost of sales	1,900,207	3,067,578

Gross profit	1,146,447	970,512

General and administrative expenses	1,147,510	1,032,100

Income (loss) from operations	(1,063)	(61,588)

Other (Income) Expense
Interest income	(752)	(357)
Interest expense	30,183	37,999
Other expense	18	167

Total Other (Income) Expense	29,449	37,809

Income (loss) before income taxes	(30,512)	(99,397)

Provision for income taxes	0	0

Net income (loss)	($30,512)	($99,397)

Net income (loss) per share (basic and diluted)
Basic	($0.001)	($0.004)
Diluted	($0.001)	($0.004)

Weighted average number of shares
Basic	27,083,333	23,047,500
Diluted	27,083,333	23,047,500

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE' OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(RESTATED)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($30,512)	($99,397)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	77,409	83,982
Amortization	120,696	118,487
Translation adjustments	228,978	(25,286)
Decrease (Increase) in account receivables	84,852	(82,469)
Decrease (Increase) in other receivables	(3,415,448)	1,481
Decrease (Increase) in prepaid expenses	(1,013,755)	659,518
Decrease (Increase) in production in progress	2,042,356	(2,749,485)
Decrease (Increase) in deposit	0	(5,912)
(Decrease) Increase in accounts payable
and accrued expenses	393,613	926,965
(Decrease) Increase in deferred revenue	(323,063)	323,063

Total Adjustments	(1,804,362)	(749,656)

Net cash provided by operations	(1,834,874)	(849,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(18,253)	(58,952)

Net cash provided by (used in) investing activities	(18,253)	(58,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on current portion debt	(979,650)	(268,230)
Issuance of short-term debt	1,219,920	19,571
Proceeds from issuance of loans	351,713	1,682,804
Proceeds of loan from related party	0	626,238
Payment of loan to related party	(116,648)	(497,297)
Sale of common stock	738,359	0

Net cash provided by (used in) financing activities	1,213,694	1,563,086

Net change in cash and cash equivalents	(639,433)	655,081

Cash and cash equivalents at beginning of year	922,421	267,340

Cash and cash equivalents at end of year	$282,988	$922,421

Supplemental cash flows disclosures:

Interest payments	$30,183	$37,999

Conversion of debt to equity	$1,844,513	$0

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE' OIL & GAS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 2004 AND 2003
(RESTATED)

	2004	2003

Common stock, number of shares outstanding
Balance at beginning of period	23,047,500	9,209,000
Recapitalization as result of merger	0	13,838,500
Stock issued	6,952,500	0

Balance at end of period	30,000,000	23,047,500

Common stock, par value $.001
Balance at beginning of year	$23,048	$9,209
Recapitalization as result of merger	0	13,839
Common stock issued	6,952	0

Balance at end of year	30,000	23,048

Additional paid in capital
Balance at beginning of year	2,321,519	2,257,714
Recapitalization as result of merger	0	63,805
Issuance of stock	2,575,919	0

Balance at end of year	4,897,438	2,321,519

Other comprehensive income (loss)
Balance at beginning of year	(25,286)	0
Foreign currency translation	228,979	(25,286)

Balance at end of year	203,693	(25,286)

Retained (deficits)
Balance at beginning of year	(104,958)	(5,561)
Net income (loss)	(30,512)	(99,397)

Balance at end of year	(135,470)	(104,958)

Total stockholders' equity at end of year	$4,995,661	$2,214,323

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Restated)

NOTE 1 - NATURE OF OPERATIONS

C&D Production, Inc., formerly Huile’ Oil & Gas, Inc., was incorporated on October 24, 1997 under the laws of the State of Nevada. C&D Production Group, Inc. was incorporated on May 23, 2003 under the laws of the British Virgin Islands. C&D Production International was incorporated on November 6, 1998 under the law of the Peoples Republic of China. C&D Production, Inc. owns 100% of the outstanding stock of C&D Production Group, Inc. C&D Production Group, Inc. owns 100% of the capital stock of C&D Production International. Collectively the three corporations are referred to herein as the “Company”.

On September 4, 2003, C&D Production Group, Inc. became a wholly owned subsidiary of C&D Production, Inc. through an Exchange Agreement, whereby C&D Production, Inc. acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. in exchange for 13,828,500 shares of C&D Production, Inc.

The Company is a full-service advertising and creative film production agency using ideas and technology to extend concepts across multiple mediums. The Company is also involved in the creation of feature films and documentaries focusing on mainland China.

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
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

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

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management’s evaluation of existing economic conditions.

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

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets - Effective July 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the years ended December 31, 2004 and 2003.

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

Contingencies - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

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

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

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

Impairment of Long-Lived Assets - On January 1, 2002 the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The Company recognized an impairment loss of $3,415,279 as of December 31, 2004 (see Note 13)

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 “Accounting for Income Taxes”.

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

Translation Adjustments - As of December 31, 2004 and 2003, the accounts of C&D Production International were maintained and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

As of December 31, 2004 and 2003 the exchange rate between NTD and the USD was NTD$1=USD $.03128 and NTD$1=USD$0.02934, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1=USD$.02996 and NTD$1 = USD$0.02903, respectively. Total translation adjustment recognized for the year ended December 31, 2004 and 2003 is $203,693 and ($25,287), respectively.

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements - In January 2003, The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46”). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities (“VIE’s”) for which they are the primary beneficiary. The term “primary beneficiary” is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R (“FIN46R”). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN46 and FIN46R, had no material impact on the Company’s financial statements.

On July 16, 2004 the FASB ratified the Emerging Issues Task Force (“EITF”) consensus of Issue 02-14, “Whether the Equity Method of Accounting Applies when an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means” (“EITF 02-14”). The consensus concluded that an investor should apply the equity method of accounting when it can exercise significant influence over an entity through a means other than holding voting rights. EITF 02-14 is effective for reporting periods beginning after September 2004. The adoption of EITF 02-14 did not have a material impact on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

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

In September 2004, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. EITF 04-08 will have no material impact on the Company’s financial statements.

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

NOTE 3 -CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation (CDIC). As of December 31, 2004 and 2003, there were no uninsured portions of the balances held at the banks.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

	2004	2003
Land	$52,670	$52,670
Building	55,898	55,898
Office equipment	465,283	447,030
Automobile	161,282	161,282

	735,133	716,880

Accumulated depreciation	(384,392)	(306,983)

	$350,741	$409,897

NOTE 5 - INTANGIBLE ASSETS

A summary is as follows:

	2004	2003
Film rights	$1,182,093	$1,182,093
Less accumulated amortization	(593,533)	(472,837)
	$588,560	$709,256

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

NOTE 6 - COMPENSATED ABSENSES

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

NOTE 7 -EXCHANGE AGREEMENT

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

NOTE 8 -BUSINESS COMBINATION

On September 4, 2003 the Company completed a Stock Exchange Agreement with C & D Production Group, Inc. (a BVI Company). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

NOTE 9 - DEBT

At December 31, 2004 and 2003, the Company had notes payable outstanding in the aggregate amount of $563,040 and $322,770, respectively. Payable as follows:

	2004		2003
Unsecured notes payable to a bank in Taiwan, Interest at 5.53% per annum, due by April 11, 2005	$187,680	Unsecured notes payable to a bank in Taiwan, Interest at 7.145% per annum, due by January 7, 2004	$117,371

Unsecured notes payable to a bank in Taiwan, Interest at 5.53% per annum, due by April 11, 2005	62,560	Unsecured notes payable to a bank in Taiwan, Interest at 7.145% per annum, due by February 8, 2004	117,371

Unsecured notes payable to a bank in Taiwan, Interest at 5.53% per annum, due by May 10, 2005	187,680	Unsecured notes payable to a bank in Taiwan, Interest at 7.145% per annum, due by April 7, 2004	88,028

Unsecured notes payable to a bank in Taiwan, Interest at 5.53% per annum, due by May 19, 2005	78,200

Unsecured notes payable to a bank in Taiwan, Interest at 5.53% per annum, due by June 21, 2005	31,280

Unsecured notes payable to a bank in Taiwan, Interest at 5.53% per annum, due by June 30, 2005	15,640

Total	$563,040		$322,770

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

Note 10 - LOAN PAYABLE

As of December 31, 2003 the Company had a loan payable in the amount of $1,492,800. During the period January 1, 2004 through July 31, 2004 the Company had received additional funds of $351,713, for a total aggregate loan payable of $1,844,513. The loan was non interest bearing and due on demand or convertible into shares of the Company’s stock.

The loan was convertible into shares of the Company’s common stock pursuant to the original agreement of the parties, with the conversion price to be set by mutual agreement at the time of conversion. The conversion price was agreed by the Company’s Board of Directors based on the anticipated illiquidity of the common stock and the value of the Company at the time the loan was made. In August 2004 the Company issued 5,000,000 shares of its common stock, at approximately $0.3689 per share, to repay the loan.

Note 11 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, shareholders and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of December 31, 2004, the Company has non interest-bearing loans from Chin-Ping Chou, the Company’s Director, in the amount of $12,292.

Note 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $76,650 and $54,613 for December 31, 2004 and 2003, respectively. The Company has future minimum lease obligations of 33,715 for 2005.

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

Note 13 - COMMON STOCK

In September, 2003 the officers and directors of the Company surrendered for cancellation 9,681,000 shares of common stock, no consideration was given.

On September 4, 2003 the company issued 13,828,500 shares of common stock for the purchase of C & D Production Group, Inc. ( see Note 8 ).

In January 2004, the Company issued 1,952,500 shares of its common stock to a third party in the aggregate amount of $738,359.

In August 2004, the Company’s Board of Directors approved and recommended that the Company’s Articles of Incorporation be amended to increase the number of authorized shares of common stock, par value $0.001, from 25,000,000 to 100,000,000.

In August 2004, the Company’s Board of Directors also approved the issuance of 5,000,000 shares of its common stock as consideration for the conversion in full of a loan payable to a third party in the aggregate amount of $1,844,513. The loan payable was converted into shares of common stock at a price of approximately $.3689 per share.

Note 14 - OTHER RECEIVABLE

As of December 31, 2004 the Company terminated their relationship with the production company they used to produce their DVM project and requested repayment in full due to the poor quality of their work. Total payments capitalized for the production as of December 31, 2004 were $3,415,279. The Company reclassified the total capitalized production to other receivable. The Company collected the full amount on May 25, 2005.

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

Note 15 - RESTATED FINANCIAL STATEMENTS

The Company has restated its December 31, 2004 and 2003 financial statements to correct for an error in applying accounting principles related to the business combination discussed in Note 8. In the original filed financial statements the business combination was accounted for under the purchase method of accounting thereby including the operations of C & D Productions-Taiwan only from the date of the combination, September 4, 2003 and carrying forward the equity of C & D Productions - USA. The correct method based on the circumstances was to account for the business combination as a recapitalization of C & D Productions-Taiwan and as a reverse merger. C & D Productions-Taiwan is the continuing entity and therefore its operations should have been included for the entire period of January 1, 2003 through December 31, 2003 and its equity should have been used going forward.

The effect of the above correction was to decrease net income for 2003 by $15,312, increase retained earnings by $50,572 and decrease additional paid in capital by $35,260.

In addition, as of December 31, 2004, the Company had an other receivable in the amount of $3,415,279, as discussed in Note 13. In the original financial statements the Company had recorded an allowance of $853,820 against this receivable due to the uncertainty of full collection as of that date. Subsequent to filing the original financial statements the receivable was fully collected. The Company has therefore recorded the receivable in full in these restated financial statements and eliminated the related allowance.

The effect of the above correction was to increase net income for 2004 by $853,820.

The following table illustrates the correction of error as shown on the face of the Company’s statement of stockholders’ equity:

	2004 (Restated)	2003 (Restated)
Retained earnings at beginning of year	$(104,958)	$(5,561)

Net income, as restated	(30,512)	(99,397)

Retained earnings at end of year	$(135,470)	$(104,958)

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

Note 16 - SEGMENT REPORTING

The Company has two principal operating segments which are the production of (1) television commercials, (2) DVD series on the history of China. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company has determined that both operating segments are reportable segments as they meet the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The Company’s DVD operating segment is currently in the production stage during 2003 and 2004 and therefore has no revenues. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The table on the following page shows the operations of the Company’s reportable segments:

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

Note 16 - SEGMENT REPORTING (Continued)

	Television Commercial Segment	DVD China Segment	Consolidated

2003
Sales to unaffiliated customers	$4,038,090	$-0-	$4,038,090
Intersegment sales	-0-	-0-	-0-
Net sales	4,038,090	-0-	4,038,090
Income before taxes	(99,397)	-0-	(99,397)
Total assets (1)	2,671,680	2,749,485	5,421,165
Property additions	58,952	-0-	58,952
Interest expense	37,999	-0-	37,999
Depreciation and amortization	202,469	-0-	202,469

2004
Sales to unaffiliated customers	3,046,654	$-0-	3,046,654
Intersegment sales	-0-	-0-	-0-
Net sales	3,046,654	-0-	3,046,654
Income before taxes	(30,512)	-0-	(30,512)
Total assets (1)	3,488,596	3,415,279	6,903,875
Property additions	18,253	-0-	18,253
Interest expense	30,183	-0-	30,183
Depreciation and amortization	198,105	-0-	198,105

(1) Total business assets are the owned or allocated assets used by each business. No assets are allocated to Corporate assets due to the fact that other then capital investment into the DVD project all revenue, expenses, and assets are used for the Company’s television commercial production segment.

C&D PRODUCTION, INC. AND SUBSIDIARIES
(FORMERLY HUILE’ OIL & GAS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(Restated)

Note 17 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2004 and 2003, and are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2002	$-0-	$-0-
Change for 2003	(25,286)	(25,286)
Balance at December 31, 2003	(25,286)	(25,286)
Change for 2004	228,979	228,979
Balance at December 31, 2004	$203,693	$203,693

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 27, 2006

C & D PRODUCTIONS INC.

	By:	/s/ Michael Chou
Michael Chou
Chief Executive Officer, Secretary and Chairman of the Board (Principal Executive Officer)

By:	/s/ Chien-Te Chou
Chien-Te Chou
Chief Financial Officer and Administrative and Financial Manager (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Chou	Chief Executive Officer, Secretary and Chairman of the Board	January 27, 2006
Michael Chou

/s/ Chien-Te Chou	Chief Financial Officer, Administrative and Financial Manager and Director	January 27, 2006
Chien-Te Chou

/s/ Dennis Chang	Director	January 27, 2006
Dennis Chang

/s/ Mei-Lin Chiang	Director	January 27, 2006
Mei-Lin Chiang

/s/ Kevin Lin	Director	January 27, 2006
Kevin Lin

/s/ Keng-Lien Chou	President and Director	January 27, 2006
Keng-Lien Chou

INDEX TO EXHIBITS

Number	Description

2.1	Plan and Agreement of Reorganization by and among C&D Production Group Inc., the Registrant and the Shareholders referred to therein dated as of August 2003 (incorporated herein by reference to Exhibit 2 to the Registrant's 8-K filed with the SEC on September 4, 2003).

3.1	Articles of Incorporation, as amended, of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB filed with the SEC on July 17, 2000 and to the Registrant's Proxy Statement on Schedule 14C filed with the SEC on June 23, 2003).

3.2	Amended and Restated By-Laws of the Registrant. (incorporated hereinby reference to Exhibit 3.2 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

4.1	Specimen Stock Certificate of the Registrant. (incorporated herein by reference to Exhibit 4.1 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

14	Code of Ethics. (incorporated herein by reference to Exhibit 14 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's 10-KSB for the fiscal year ended December 31, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.