Form 10QSB/A
period 2005-03-31
C&D PRODUCTION INC
filed 2006-01-27
CIK 1119337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to
FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-31039

C&D PRODUCTION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0438869
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No)

8F, No. 268 Kwang-Fu South Road, Taipei, Taiwan ROC
(Address of principal executive offices) (Zip Code)

011-886-2-2705-9051
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No☒

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of the close of business on May 16, 2005 was 30,000,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

C&D PRODUCTION INC. AND SUBSIDIARIES

PART I - FINANCIAL STATEMENTS

Item 1.  Consolidated Financial Statements

C&D PRODUCTION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
	March 31, 2005	December 31,
	(Unaudited)	2004

Current Assets
Cash and cash equivalents	$345,748	$282,988
Accounts receivable, net	167,884	220,354
Other receivables	2,434,239	2,562,954
Prepaid expenses	36,651	1,331,343
Total Current Assets	2,984,522	4,397,639
Fixed Assets, net	338,795	350,741
Total Fixed Assets	338,795	350,741
Other Assets
Deposits	6,143	5,986
Production in progress	2,126,845	707,129
Intangible assets, net	567,417	588,560
Total Other Assets	2,700,405	1,301,675
Total Assets	$6,023,722	$6,050,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,154,248	$1,332,882
Due to related party	265,907	12,292
Short term note payable	627,700	563,040
Total Current Liabilities	2,047,855	1,908,214

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized,
30,000,000 issued and outstanding	30,000	30,000
Additional paid in capital	4,932,698	4,932,698
Cumulative foreign-exchange translation adjustment	208,445	203,693
Retained earnings (deficit)	(1,195,276)	(1,024,550)
Total Stockholders’ Equity	3,975,867	4,141,841
Total Liabilities and Stockholders’ Equity	$6,023,722	$6,050,055

Please see the notes to these condensed consolidated financial statements.

C&D PRODUCTION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
Sales, net	$581,964	$738,884
Cost of sales	464,059	628,774

Gross profit	117,905	110,110
General and administrative expenses	273,776	217,794

Income (loss) from operations	(155,871)	(107,684)

Other (Income) Expense
Interest income	0	(1)
Other income	(1,430)	0
Miscellaneous expense	18	0
Interest expense	16,267	4,582

Total Other (Income) Expense	14,855	4,581

Income (loss) before income taxes	(170,726)	(112,265)
Provision for income taxes	0	0

Income (loss)	($170,726)	($112,265)

Net income (loss) per share (basic and diluted)
Basic	($0.005)	($0.004)
Diluted	($0.005)	($0.004)

Weighted average number of shares
Basic	30,000,000	25,000,000
Diluted	30,000,000	25,000,000

Please see the notes to these condensed consolidated financial statements.

C&D PRODUCTION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($170,726)	($112,265)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,549	18,764
Amortization	21,143	30,071
Bad Debt	4,067	0
Decrease (Increase) in receivables	52,470	(274,994)
Decrease (Increase) in other receivables	128,715	0
Decrease (Increase) in prepaid expenses	1,294,692	263,753
Decrease (Increase) in production in progress	(1,419,716)	(158,608)
(Decrease) Increase in accounts payable and accrued expenses	(178,634)	14,214
(Decrease) Increase in deferred revenue	0	(292,925)
Total Adjustments	(77,714)	(399,725)
Net cash used in operations	(248,440)	(511,990)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(7,603)	(11,071)
Net cash (used in) investing activities	(7,603)	(11,071)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on current portion debt	(250,240)	(202,219)
Proceeds from issuance of loans	314,900	(738,359)
(Decrease) Increase in due to related party	253,615	(96,634)
Sale of common stock	0	738,359
Net cash provided by (used in) financing activities	318,275	(298,853)
Effect of exchange rate change on cash	528	(3,668)
Net change in cash and cash equivalents	62,760	(825,582)
Cash and cash equivalents at beginning of year	282,988	922,421
Cash and cash equivalents at end of period	$345,748	$96,839
Supplemental cash flows disclosures:
Interest payments	$16,267	$3,991

Please see the notes to these condensed consolidated financial statements.

C&D PRODUCTION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	March 31, 2005	December 31,
	(Unaudited)	2004

Common stock, number of shares outstanding
Balance at beginning of period	30,000,000	23,047,500
Stock issued	0	6,952,500
Balance at end of period	30,000,000	30,000,000

Common stock, par value $.001
Balance at beginning of year	$30,000	$23,048
Common stock issued	0	6,952
Balance at end of period	30,000	30,000

Additional paid in capital
Balance at beginning of year	4,932,698	2,356,779
Stock cancellation	0	2,575,919
Balance at end of period	4,932,698	4,932,698

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	203,693	(25,286)
Foreign currency translation	4,752	228,979
Balance at end of period	208,445	203,693

Retained (deficits)
Balance at beginning of year	(1,024,550)	(140,218)
Net income (loss)	(170,726)	(884,332)
Balance at end of period	(1,195,276)	(1,024,550)

Total stockholders’ equity at end of period	$3,975,867	$4,141,641

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by C&D Production, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company’s Annual Report for the year ended December 31, 2004.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Statement Presentation - Certain changes to the 2004 financial statements have been made to conform to the 2005 financial statement format.

Revenue Recognition - Revenue from production of advertising is recognized upon completion of the project, and is recorded net of discounts and allowances.

The Company will recognize film revenue from the distribution of Featured Films and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (SOP 00-2).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exchange Gain (Loss) - As of March 31, 2005 and 2004, the transactions of C&D Production, Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustments - As of March 31, 2005 and 2004, the accounts of C&D Production, Inc. - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2005	December 31, 2004
Land	$52,670	$52,670
Building	55,898	55,898
Office equipment	472,886	465,283
Automobile	161,282	161,282

	742,736	735,133

Accumulated depreciation	(403,941)	(384,392)

	$338,795	$350,741

NOTE 6 - INTANGIBLE ASSETS

A summary is as follows:

	March 31, 2005	December 31, 2004
Patents and Trademark costs	$1,182,093	$1,182,093
Less accumulated amortization	(614,676)	(593,533)
	$567,417	$588,560

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

As of March 31, 2005, the Company has a non interest-bearing loan from Chin-Ping Chou, the Company’s Director, in the amount of $12,292.

As of March 31, 2005, the Company has a non interest-bearing loan from Michael Chou, the Company’s Director and Chief Executive Officer, in the amount of $253,615.

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

NOTE 10 - DEBT

At March 31, 2005 and 2004, the Company had notes payable outstanding in the aggregate amount of $627,700 and $120,551, respectively. Payable as follows:

	March 31, 2005		March 31, 2004

Unsecured notes payable to a bank in Taiwan, Interest at 5.69% per annum, due by May 10, 2005	$187,680	Unsecured notes payable to a bank in Taiwan, Interest at 7.145% per annum, due by April 7, 2004	$120,551

Unsecured notes payable to a bank in Taiwan, Interest at 5.69% per annum, due by May 19, 2005	78,200

Unsecured notes payable to a bank in Taiwan, Interest at 5.69% per annum, due by June 21, 2005	31,280

Unsecured notes payable to a bank in Taiwan, Interest at 5.69% per annum, due by June 30, 2005	15,640

Unsecured notes payable to a bank in Taiwan, Interest at 5.69% per annum, due by July 10, 2005	62,980

Unsecured notes payable to a bank in Taiwan, Interest at 5.69% per annum, due by September 29, 2005	251,920

Total	$627,700	Total	$120,551

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

General

On September 4, 2003, C&D Production Inc. (the “Company”) acquired all of the issued and outstanding capital stock of C&D Production Group, Inc. (“C&D Group”), which holds all of the issued and outstanding capital stock of C&D Production International (the “Acquisition”). The Acquisition was accounted for using the purchase method of accounting. C&D Group was founded in 1998 and is currently one of the largest professional advertisement production company in Taiwan. We primarily produce and distribute commercial advertisements for large-scale multinational companies such as Ford, Honda, Toyota, Mazda, Jaguar, Wrigley’s, 7-11 Convenience Stores, Republic of China, Mild Seven Times, Sony, Ericsson, Gillette, Makoto Bank, China Airlines, Yamaha and the Government of Thailand. We also offer a broad range of services including video and film production, motion graphic design, 3-D computer design and animation. We also plan to aggressively expand our business to the Mainland Chinese Market.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

NET SALES. Net sales for the Company for the three months ended March 31, 2005 were $581,964 compared to $738,884 for the three months ended March 31, 2004. The decrease in net sales for the three months ended March 31, 2005 was due to the overall market reduction in demand for film productions, decrease in the demand for commercial production by existing clients of C&D International and a freeze in prices charged due to competitive pricing pressure.

COST OF SALES. Cost of sales for the three months ended March 31, 2005 was $464,059, or 79.7% of net sales, as compared to $628,774, or 85.1% of net sales, during the three months ended March 31, 2004. The decrease in cost of sales was due to a decrease in overall sales. The decrease in cost of sales as a percentage of net sales for the three months ended March 31, 2005 was due to the decrease in labor and overall production costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $273,776 or 47.0% of net sales, for the three months ended March 31, 2005, as compared to $217,794, or 29.5% of net sales, for the three months ended March 31, 2004. The increase in general and administrative expenses was caused by the payment of a year-end bonus and the hiring of new and more skilled employees.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended March 31, 2005 was ($155,871), compared to income (loss) from operations for the three months ended March 31, 2004 of ($107,684). The increase in loss was due to the decrease in sales and the increase in general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was $14,855 for the three months ended March 31, 2005, as compared to $4,581 for the three months ended March 31, 2004. The increase in other expense was due to an increase in interest expense of approximately $11,700, partially offset by an increase in other income by approximately $1,400. The increase in interest expense was caused by an increase in borrowings from the company’s lender to offset reduction in overall revenues.

NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2005 was ($170,726) compared to net income (loss) of ($112,265) for the three months ended March 31, 2004. The increase in net loss was due to the reasons primarily described above. In addition, in order to offset the overall reduction in the domestic market for commercial film production, the Company is pursuing business opportunities outside Taiwan, including establishing a shopping channel in Mainland China. However, the establishment of the shopping channel remains in the preliminary stages of development.

Liquidity and Capital Resources

Cash and cash equivalents were $345,748 at March 31, 2005 and $282,988 at December 31, 2004. The Company’s total current assets were $2,984,522 at March 31, 2005 as compared to $4,397,639 at December 31, 2004. The Company’s total current liabilities were $2,047,855 at March 31, 2005 as compared to $1,908,214 at December 31, 2004. Working capital at March 31, 2005 was $936,667 and $2,489,425 at December 31, 2004. During the three months ended March 31, 2005, net cash used in operations was ($248,440) as compared to net cash used in operations of ($511,990) during the same period in 2004. The decrease in net cash used in operations was resulted from an increase in the cash provided by receivables and the decrease in cash used for deferred revenues. Net cash provided by financing activities was $318,275, which consisted of the issuance of loans and the increase of amounts due to a related party, as compared with net cash used in financing activities of ($298,853) during the three months ended March 31, 2004. Net change in cash and cash equivalents was $62,760 and ($825,582) for the first quarter of 2005 and 2004, respectively.

Total capital expenditures during the three months ended March 31, 2005 and 2004 were $7,603 and $11,071, respectively. The expenditures for three months ended March 31 2005 related to the acquisition of office equipment. The Company funded its operations principally through revenues and financing sources in the first quarter of fiscal 2005.

The Company’s operations and short term financing currently meets the cash needs of the Company. However, if the Company decides to invest in another company to produce films in the overseas markets, the Company will have to raise additional funds. The Company believes it will be able to generate revenues from production fees and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. The Company’s daily operations are, from time to time, supported by advances from the Company’s officers. However, the Company’s actual working capital needs for the long and short term will depend upon numerous factors, including the Company’s operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion of the Company will be limited by the availability of financing products and raising capital.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere relate to future events and expectations and as such constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes,”  “anticipates,”  “plans,”  “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward- looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. Controls and Procedures

Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation as of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2005, there has been no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal controls over financial reporting.

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

C&D PRODUCTION INC.

Date: January 27, 2006	By:	/s/ Michael Chou
Michael Chou
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: January 27, 2006	By:	/s/ Chien-Te Chou
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