Form 10QSB/A
period 2005-06-30
C&D PRODUCTION INC
filed 2006-01-27
CIK 1119337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to
FORM 10-QSB

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

i

PART I - FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

C&D PRODUCTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS

	June 30, 2005 (Unaudited)	December 31, 2004
Current Assets
Cash and cash equivalents	$805,177	$282,988
Accounts receivable, net	477,111	220,354
Other receivables	0	2,562,954
Prepaid expenses	2,737,534	1,331,343

Total Current Assets	4,019,822	4,397,639

Fixed Assets, net	318,602	350,741
Total Fixed Assets	318,602	350,741

Other Assets
Deposits	6,143	5,986
Production in progress	2,360,730	707,129
Intangible assets, net	545,777	588,560
Total Other Assets	2,912,650	1,301,675

Total Assets	$7,251,074	$6,050,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,064,008	$1,332,882
Loan payable	95,460	0
Due to related party	840,193	12,292
Short term note payable	627,700	563,040

Total Current Liabilities	2,627,361	1,908,214

Stockholders' Equity
Common stock $.001 par value,100,000,000 shares authorized, 30,000,000 issued and outstanding	30,000	30,000
Additional paid in capital	4,932,698	4,932,698
Cumulative foreign-exchange translation adjustment	290,563	203,693
Retained earnings (deficit)	(629,548)	(1,024,550)

Total Stockholders' Equity	4,623,713	4,141,841

Total Liabilities and Stockholders' Equity	$7,251,074	$6,050,055

See accompanying notes to financial statements

C&D PRODUCTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Sales, net	$671,634	$668,529	$1,253,598	$1,407,413
Cost of sales	610,950	826,952	1,075,009	1,455,726
Gross profit	60,684	(158,423)	178,589	(48,313)
General and administrative expenses	355,288	507,965	629,064	725,759
Income (loss) from operations	(294,604)	(666,388)	(450,475)	(774,072)

Other (Income) Expense
Interest income	(3,184)	(2)	(3,184)	(3)
Other income	(869,797)	(29,907)	(871,227)	(29,907)
Miscellaneous expense	(18)	0	0	0
Interest expense	12,667	1,259	28,934	5,841
Total Other (Income) Expense	(860,332)	(28,650)	(845,477)	(24,069)
Income (loss) before income taxes	565,728	(637,738)	395,002	(750,003)
Provision for income taxes	0	0	0	0
Income (loss)	$565,728	($637,738)	$395,002	($750,003)
Net income (loss) per share (basic and diluted)

Basic	$0.019	($ 0.026)	$0.013	($ 0.030)
Diluted	$0.019	($ 0.026)	$0.013	($ 0.030)

Weighted average number of shares

Basic	30,000,000	25,000,000	30,000,000	25,000,000
Diluted	30,000,000	25,000,000	30,000,000	25,000,000

See accompanying notes to financial statements.

C&D PRODUCTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30	June 30
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$395,002	$750,003

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	39,741	37,586
Amortization	42,783	59,692
Bad Debt	20,308	0
Translation adjustment	67,306	(3,113)
Decrease (Increase) in receivables	(256,757)	(86,839)
Decrease (Increase) in other receivables	2,562,954	0
Decrease (Increase) in prepaid expenses	(1,406,191)	265,457
Decrease (Increase) in production in progress	(1,653,601)	(330,463)
(Decrease) Increase in accounts payable and accrued expenses	(268,874)	(82,537)
(Decrease) Increase in deferred revenue	0	(323,063)

Total Adjustments	(852,331)	(463,280)

Net cash used in operation	(457,329)	(1,213,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(7,603)	(16,698)

Net cash (used in) investing activities	(7,603)	(16,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on current portion debt	(250,240)	(322,770)
Proceeds from issuance of loans	314,900	592,672
Proceeds from loan payable	94,560	351,713
Loan from related party	827,901	126,155
Sale of common stock	0	738,359
Net cash provided by (used in) financing activities	987,121	1,486,129
Net change in cash and cash equivalents	522,189	256,148
Cash and cash equivalents at beginning of year	282,988	922,421
Cash and cash equivalents at end of period	$805,177	$1,178,569
Supplemental cash flows disclosures:
Interest payments	$28,934	$4,729

See accompanying notes to financial statements

C&D PRODUCTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	June 30, 2005
	(Unaudited)	December 31, 2004

Common stock, number of shares outstanding
Balance at beginning of period	30,000,000	23,047,500
Stock issued	0	6,952,500

Balance at end of period	30,000,000	30,000,000

Common stock, par value $.001
Balance at beginning of period	$30,000	$23,048
Common stock issued	0	6,952
Balance at end of period	30,000	30,000

Additional paid in capital
Balance at beginning of period	4,932,698	2,356,779
Issuance of stock	0	2,575,919
Balance at end of period	4,932,698	4,932,698

Cumulative foreign-exchange translation adjustment
Balance at beginning of period	203,693	(25,286)
Foreign currency translation	86,870	228,979
Balance at end of period	290,563	203,693
Retained (deficits)
Balance at beginning of period	(1,024,550)	(140,218)
Net income (loss)	395,002	(884,332)
Balance at end of period	(629,548)	(1,024,550)
Total stockholders' equity at end of period $	$4,623,713	$4,141,841

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by C&D Production, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") including Form 10-QSB and Item 310 of regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 0, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report for the year ended December 31, 2004.

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

Impairment of Long-Lived Assets - On January 1, 2002 the Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset is less than the carrying value, write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:
	June 30, 2005	December 31, 2004
Land	$52,670	$52,670
Building	55,898	55,898
Office equipment	472,886	465,283
Automobile	161,282	161,282
	742,736	735,133

Accumulated depreciation	(424,133)	(384,392)
	$318,603	$350,741

NOTE 6 - INTANGIBLE ASSETS

A summary is as follows:

	June 30, 2005	December 31, 2004

Patents and Trademark costs	$1,182,093	$1,182,093
Less accumulated amortization	(636,316)	(593,533)

	$545,777	$588,560

C&D PRODUCTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 7 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year or the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four and five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, employees earn one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2005 and 2004 vacation liability exists in the amount of $8,766 and $10,112, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 10 - DEBT

At June 30, 2005 and December 31, 2004, the Company had notes payable outstanding in the aggregate amount of $627,700 and $563,040, respectively. Payable as follows:

Payable as follows:

	June 30, 2005		December 31, 2004
Unsecured notes payable to a bank in		Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum,		bank in Taiwan, Interest at 5.53%
due by November 10, 2005	$187,680	per annum, due by April 11, 2005		$187,680

Unsecured notes payable to a bank in		Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum,		bank in Taiwan, Interest at
due by November 19, 2005	78,200	5.53% per annum, due by April 11, 2005	62,560

Unsecured notes payable to a bank in		Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum, due		bank in Taiwan, Interest at
by December 21, 2005	31,280	5.53% per annum, due by May 10, 2005	187,680

Unsecured notes payable to a bank in		Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum, due		bank in Taiwan, Interest at 5.53%
by December 30, 2005	15,640	per annum, due May 19, 2005	78,200

Unsecured notes payable to a bank in		Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum, due		bank in Taiwan, Interest at
by January 6, 2006	62,980	5.53% per annum, due by June 21, 2005	31,280

Unsecured notes payable to a bank in		Unsecured notes payable to a
Taiwan, Interest at 5.69% per annum,		bank in Taiwan, Interest at 5.53%
due by March 29, 2005	251,920	per annum, due by June 30, 2005	15,640

Total	$627,700	Total	$563,040

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET SALES. Net sales for the Company for the three months ended June 30, 2005 were $671,634 compared to $668,529 for the three months ended June 30, 2004. The slight increase in net sales for the three months ended June 30, 2005 was due to a slight increasing in demand for film productions from existing clients.

COST OF SALES. Cost of sales for the three months ended June 30, 2005 was $610,950, or 90.9% of net sales, as compared to $826,952, or 123.7% of net sales, during the three months ended June 30, 2004. The decrease in cost of sales as a percentage of net sales for the three months ended June 30, 2005 was due to higher gross margins associated with film projects completed during the three months ended June 30, 2005. Margins increased due to the use of less expensive labor.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $355,288 or 52.9% of net sales, for the three months ended June 30, 2005, as compared to $507,965, or 76.0% of net sales, for the three months ended June 30, 2004. The decrease in general and administrative expenses was caused by adecrease in sales person's marketing expenses resulting from management reducing marketing expenses, salaries and other miscellaneous expenses.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended June 30, 2005 was ($294,604), compared to income (loss) from operations for the three months ended June 30, 2004 of ($666,388). The decrease in loss was due to the decrease in cost of sales and general and administrative expenses.

OTHER (INCOME) EXPENSE. Total other (income) expense was ($860,332) for the three months ended June 30, 2005, as compared to ($28,650) for the three months ended June 30, 2004. The increase in other income was due to the increase in other income for the bad debt loss, which was recognized last year and recovered during this quarter. The increase in interest expense was the result of the low level of borrowings for the three months period ended June 30, 2004 as compared to the higher level of borrowings for the three months ended June 30, 2005.

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

FOR SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET SALES. Net sales for the Company for the six months ended June 30, 2005 were $1,253,598 compared to $1,407,413 for the six months ended June 30, 2004. The decrease in sales for the six months ended June 30, 2005 was due to the overall market reduction in demand for commercial productions, a decrease in the demand for commercial production by existing clients of C&D International and a freeze in prices charged due to competitive pricing pressure during the six months ended June 30, 2005.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $629,064 or 50.1% of net sales, for the six months ended June 30, 2005, as compared to $725,759, or 51.6% of net sales, for the six months ended June 30, 2004. The decrease in general and administrative expenses was due to a decrease in sales person's marketing expenses and an increase in travelling expenses resulting from an increased emphasis on business development outside of Taiwan.

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

OTHER (INCOME) EXPENSE. Total other (income) expense was ($845,477) for the six months ended June 30, 2005, as compared to ($24,069) for the six months ended June 30, 2004. The increase was due to the increase in other income for the bad debt loss, which was recognized last year and recovered during the second quarter. The increase in interest expense was the result of the low level of borrowings for the six months ended June 30, 2004 as compared to the higher level of borrowings for the six months ended June 30, 2005.

INCOME (LOSS). Net income (loss) for the six months ended June 30, 2005 was $395,002 compared to net income (loss) of ($750,003) for the six months ended June 30, 2004. The increase in income (loss) was due to the reasons primarily described above. In addition, in order to offset the overall reduction on the domestic market for commercial film production, the Company is pursuing business opportunities outside of Taiwan, including establishing a shopping channel in mainland China. However, the establishment of the shopping channel remains in the preliminary stages of development.

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

C&D PRODUCTION INC

Dated: January 27, 2006	By:	/s/ Michael Chou
Michael Chou
Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

Dated: January 27, 2006	By:	/s/ Chien-Te Chou
Chien-Te Chou
Cief Financial Officer and Administrative and Financial Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.