Form 10QSB/A
period 2005-09-30
C&D PRODUCTION INC
filed 2006-01-27
CIK 1119337

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

      During the quarter ended September 30, 2005, there has been no change in internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the small business issuer's internal control over financial reporting.

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


                                         C&D PRODUCTION INC.
Dated: January 27, 2006                  By: /s/ Michael Chou
                                             ----------------------------------
                                         Michael Chou
                                         Chairman of the Board, Chief Executive
                                         Officer and Secretary
                                         (Principal Executive Officer)

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